Form 10-Q
period 1996-03-31
HOMEOWNERS FINANCIAL CORP
filed 1996-05-14
CIK 932268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number:0-25744

                           HOMEOWNERS FINANCIAL CORP.
      (Exact name of the small business issuer as specified in its charter)

            DELWARE                                      13-2747380
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

           2075 West Big Beaver Road, Suite 550, Troy, Michigan 48084
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (800) 723-6001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X     No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class                                 Outstanding at March 31,1996

Common Stock, par value                              4,126,299 Shares
      $.01 per share

                           HOMEOWNERS FINANCIAL CORP.

                                      INDEX

Part I.  Financial Information

Item 1.  Financial  Statements:                                              P.3
         Condensed  Consolidated  Statements  of
         Financial Condition                                                 P.4
         as of March 31, 1996 and September 30, 1995.

         Condensed Consolidated Statements of Operations for the six months P.5 and three months ended March 31, 1996 and March 31, 1995.

         Condensed Consolidated Statement of Stockholders' Equity            P.6
         for the six months ended March 31, 1996.

         Condensed Consolidated Statements of Cash Flows for the           P.7-8
         six months ended March 31, 1996 and March 31, 1995.

         Notes to Consolidated Financial Statements.                      P.9-11

Item 2.  Management's Discussion and Analysis of Financial               P.12-22
                  Condition and Results of Operations

Part II. Other Information

Item 1.  Legal Proceedings                                                  P.23

Item 2.  Change in Securities                                               P.23

Item 3.  Defaults Upon Senior Securities                                    P.23

Item 4.  Submission of Matters to a Vote of Security Holders                P.23

Item 5.  Other Information                                                  P.23

Item 6.  Exhibits and Reports on Form 8-K                                   P.23

Signatures                                                                  P.24

Financial Data Schedule                                                     P.25

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and the six months ended March 31, 1996.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjunction with the Company's audited financial statements at, and for the fiscal year ended September 30, 1995.

         The results reflected for the three and the six months ended March 31, 1996 are not necessarily indicative of the results for the entire fiscal year.

                                     PART 1
                              FINANCIAL INFORMATION

Item 1.   Financial Statements



                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              March 31,            September 30,
                                                                1996                    1995
         ASSETS                                              (unaudited)

Cash and cash equivalents                                    $         6            $        44
Cash - restricted                                                    255                    255
Mortgage loans held for sale                                       2,655                    478
Purchased mortgage servicing rights-net                            5,302                  5,825
Accrued income and servicing receivables                           1,013                    295
Property, premises and equipment-net                                 162                    181
Other assets                                                         741                    957
                                                                 -------               --------
                                                                 $10,134              $   8,035
                                                                  ------                 ------

         LIABILITIES AND STOCK HOLDERS' EQUITY
Liabilities
Accounts payable and other liabilities                           $ 1,047              $     986
Notes payable                                                      7,024                  5,089
                                                                  ------                  -----
                                                                   8,071                  6,075
                                                                 -------                 ------
Stockholders' equity
Preferred stock, $.10 par value, 1,000,000 shares authorized,
  1,750 shares issued and outstanding, designated as Series A          *                      *

  503 shares issued and outstanding designated as Series B            **                     **
 Common stock, $.01 par value, 10,000,000 shares
authorized, 4,126,299 and 4,122,125 shares
 issued and outstanding, respectively                                 41                     41
Additional paid-in capital                                         2,972                  2,470
Retained accumulated deficit                                        (950)                  (551)
                                                                   -----                  -----
                                                                   2,063                  1,960
                                                                   -----                  -----
                                                 ,            $   10,134              $   8,035
                                                                  ------                  -----

           *   Preferred stock amount prior to rounding to thousands was $175.
          **   Preferred stock amount prior to rounding to thousands was $50.


See accompanying notes to financial statements.



                                      HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Dollars in Thousands, Except Share and Per Share Amounts)

                                                           Six Months Ended         Three Months Ended
                                                               March  31,                March 31,
                                                              (unaudited)              (unaudited)
                                                            1996        1995        1996         1995
                                                            ----        ----        ----         ----
INCOME

Mortgage servicing and subservicing income                $1,233        $  523       $  631      $  205
Origination income                                           154            -            83         (25)
 Interest                                                     60            31           56           6
Gain on sale of mortgage loans held for sale                  17            -            17           -
Gain on sale of mortgage loan servicing rights                38            -            38           -
Other income                                                  59            -            30          (3)
                                                           -----         -----        -----       -----
                                                           1,561           554          855         183
                                                           -----         -----        -----       -----

EXPENSES

Compensation and benefits                                   707            491          349        225
Office occupancy                                             96             67           49         36
Office supplies and expenses                                124            119           66         35
Professional services                                        61            181           34        133
Interest                                                    100             35           59         32
Provision for estimated losses on loans serviced              -              -            -          -
Amortization of mortgage loan servicing rights              540            150          270        120
Other                                                       236              6          114        (50)
                                                          -----           -----       -----      -----
                                                          1,864           1,049         941        531
                                                          -----           -----       -----      -----
NET LOSS BEFORE PROVISION FOR
INCOME TAXES                                               (303)           (495)        (86)      (348)

INCOME TAX (PROVISION) BENEFIT                                -              67           -         67
                                                          -----           -----       -----      -----
NET LOSS                                                   (303)           (428)        (86)      (281)

Less cumulative preferred stock dividends                   (96)            (96)        (48)       (48)
                                                          -----           -----       -----      -----

Loss attributable to common stock                        $ (399)         $ (524)     $ (134)     $(329)
                                                          -----           -----       -----      -----

Loss per share                                          $ ( .10)         $ (.13)     $ (.03)     $(.08)
                                                         ------           -----       -----      -----

Weighted average shares                                4,125,299      4,076,408   4,125,299  4,076,408
                                                       ---------     ----------   ---------  ---------


                                    See accompanying notes to financial statements.






                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except shares outstanding)

                                                                                                     Additional
                                       Shares Outstanding                         Par Vlaue            Paid-in   Retained
                                Preferred A  Preferred B  Common    Preferred A  Preferred B  Common   Capital   (Deficit)    Total
                                --------------------------------    --------------------------------   -------   ---------   ------

Balance at September 30, 1995      1,750          -    4,122,125    $      *     $      -     $   41   $ 2,470      $(551)   $1,960
   Stocks issued for services          -          -        4,174           -            -        ***         -          -         -
   Stockholder debt converted
     to preferred stock                -         503           -           -           **          -       502          -       502
   Dividends                           -          -            -           -            -          -         -       (96)       (96)
   Net Loss                                                    -           -            -          -         -      (303)      (303)
                                  -------     ------   ---------   ----------    --------     ------   -------     ------    ------

Balance at March 31, 1996          1,750         503   4,126,299   $       *     $     **     $   41   $ 2,972     $(950)    $2,063
                                  -------     ------   ---------   ----------    --------     ------   -------     ------    ------


             * Preferred "A" stock amount prior to rounding to thousands was $175.
            ** Preferred "B" stock amount prior to rounding to thousands was $50.
           *** Common stock amount prior to rounding to thousands was $42.

See accompanying notes to financial statements.




                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                          Six Months
                                                                            Ended
                                                                           March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                 1996            1995
                                                                   --------        --------

Net loss                                                           $   (303)       $   (428)
Adjustments to reconcile net loss to net
  cash (used in) provided by:
    Depreciation and amortization                                       564             196
    Provision for losses                                                  -               -
    Common stock issued for services                                      -               -
    Gain on disposal of property, premises
       and equipment                                                      -               -
    Gain on sale of mortgage loans held for sale                          -               -
    Gain on sale of purchased mortgage servicing
      rights                                                              -               -
    Reduction of deferred tax allowance                                   -               -
    Purchases of mortgage loans held for sale                        (4,465)         (2,422)
    Proceeds from sale of mortgage loans
      held for sale                                                   1,711           3,514
    Recoveries (losses) on mortgage loans
      serviced and held for sale                                          -              72
Change in assets - (increase) decrease
    Accrued income and servicing receivables                           (718)            (28)
    Other assets                                                        216              20
Change in liabilities - increase (decrease)
    Accounts payable and other liabilities                               61            (357)
    Income taxes payable                                                  -             (67)
                                                                     ------          ------

      Net cash (used in) provided by
         operating activities                                        (2,934)            500
                                                                    -------          ------


                 See accompanying notes to financial statements


                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                          Six Months
                                                                            Ended
                                                                           March 31,
                                                                     1996             1995
                                                                   --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Cash - restricted                                                       -             703
  Origination of other loans                                              -               -
  Receipts from other loans                                             137              50
  Proceeds from sale of purchased mortgage
    servicing rights                                                      -               -
  Purchases of purchased mortgage servicing rights                        -          (3,255)
  Proceeds from sale of property, premises and
    equipment                                                             -               -
  Purchases of property, premises and equipment                           -             (28)
  Acquisition of businesses                                               -               -
                                                                     ------          ------

         Net cash provided by (used in)
           investing activities                                         137          (2,530)
                                                                     ------          ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of repurchase agreements                                     -          (1,488)
  Proceeds from borrowings                                            3,872           2,000
  Repayments of borrowings                                           (1,601)           (115)
  Proceeds from affiliate borrowings                                    584             100
  Repayments of affiliate borrowings                                   (503)              -
  Distributions to stockholders                                           -               -
  Payment of dividends                                                  (96)            (96)
  Net proceeds from issuance of stock                                   503               -
                                                                     ------          ------

         Net cash provided by
           financing activities                                       2,759             401
                                                                    -------          ------

Net decrease in cash and cash equivalents                               (38)         (1,629)

Cash and cash equivalents at beginning of period                         44           1,707
                                                                     ------          ------

Cash and cash equivalents at end of period                           $    6          $   78
                                                                     ------          ------


See accompanying notes to financial statements.


                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  ORIGINATION AND NATURE OF BUSINESS

     Homeowners Financial Corp. (the "Company"), through its wholly-owned subsidiaries, FIS, Inc. ("FIS") and FIS' wholly-owned subsidiary, Home Owners Funding Corp. of America ("HOFCA") and Developers Mortgage Corporation ("DMC"), is a full service mortgage banking company that services, originates acquires and markets mortgage loans secured primarily by residential properties located in 48 states and the District of Columbia. All of the Company's substantive operations are conducted by HOFCA and DMC.

Note 2.  BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-QSB and Regulation S-B and in the opinion of management of the Company include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Condensed Consolidated Statements of Financial Condition at March 31, 1996 and September 30, 1995, Condensed Consolidated Statements of Operations for the six months and the three months ended March 31, 1996 and the six months and the three months ended March 31, 1995, Condensed Consolidated Statement of Stockholders' Equity for six months ended March 31, 1996 and Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1996 and the six months ended March 31, 1995. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as whole.

     Results for the six months and the three months ended March 31, 1996 as reflected in the accompanying unaudited Condensed Consolidated Financial Statements include activity of the Company as it is currently organized. The results for the six months and the three months ended March 31, 1995 reflect the operations of the Company prior to the acquisition of DMC and the ASC-PMSR. The results for the Company for the six months and the three months ended March 31, 1996 and for the six months and the three months ended March 31, 1995 are not necessarily comparable nor are they necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

Note 3.  NOTES PAYABLE

     The Company is currently in default with one provision of the First Term Loan agreement. At December 31, 1995 and March 31, 1996 the Company was in default with the provisions of the Debt Service Coverage Ratio of the First Term Loan Agreement. The minimum Debt Service Coverage Ratio as defined in the First Term Loan agreement is 1.20 to 1.00. The Company's Debt Service Coverage Ratio at December 31, 1995 was .44 to 1 and at March 31, 1996 the debt Service Coverage Ratio was .72 to 1.00. The Company has requested a waiver of the condition of default and has discussed with First Bank alternative actions to bring the Company into compliance with all provisions of the First Term Loan Agreement . The Company and First Bank have agreed to suspend payments of all preferred stock dividends, approximately $63,000 on a quarterly basis, until the Company is in full compliance with all terms and provisions of the First Term Loan Agreement. On May 3, 1996 First Bank waived the condition of default until September 30, 1996. The outstanding balance of the First Term Loan and the outstanding balance of the First Warehouse Facility were $3.6 million and $2.7 million, respectively, at March 31, 1996, and , $3.6 million and $ 2.6 million, respectively, as of the date hereof.

Note 4.  CONTINGENCIES

     In 1994, the Company commenced legal actions against five of seven former owners of HOFCA in order to seek relief from its obligations under employment agreements with the individuals due to their alleged breach of such agreements. The former owners filed countersuits seeking damages and "bonus compensation." The Company had accrued the remaining payments due under the employment agreements at September 30, 1995. The litigation went to mediation during November 1995. On February 22, 1996, the Company and the seven former owners entered into a Settlement Agreement and Release. This Settlement Agreement and Release constitutes full settlement of and release from all claims of both the former owners and the Company. The economic effect of the Settlement is appropriately reflected in the balance sheet at September 30, 1995.

     The Company is involved in various lawsuits and claims stemming from foreclosure proceedings, bankruptcy and reorganization proceedings, mechanics' liens and other matters which are incidental to its business. Such claims are generally on behalf of investors for whom the Company acts as servicing agent and, in the opinion of the Company's management, the resolution of these matters will not have a material adverse effect on the financial position or operations of the Company.

Note 5.  RELATED PARTY TRANSACTIONS

     Subsequent to September 30, 1995, the Company borrowed $200,000 from certain directors and a shareholder. Such borrowings were at a rate of 11%. In consideration for a portion of these advances, a director received stock options expiring on October 10, 1997 for 30,000 shares of common exercisable at $2.00 per share. In March 1996, the directors and shareholder converted their principal and accrued interest on their loans into Series B Preferred Stock, $.10 par value, at a rate of $1,000 per share.

     On December 29, 1995, The Company executed a multiple advance promissory note for $250,000 with a corporation controlled by the President of the Company. The Company borrowed $208,000 at a rate of 8% per annum maturing on demand but no later than December 31, 1996. In March 1996, $200,000 of this loan was converted into Series B Preferred Stock, $.10 par value, at a rate of $1,000 per share.

     In March 1996, a Company shareholder converted a $100,000 loan to the Company into Series B Preferred Stock, $.10 par value, at a rate of $1,000 per share.

NOTE 6.  STOCK TRANSACTIONS

     In March 1996, the Board of Directors approved the issuance of 4,174 shares of common stock to an attorney in exchange for legal services provided. The amount of common stock issued approximated a fair market value of $16,000.

NOTE 7.  SUBSEQUENT EVENTS

Notes Payable

     The Company was not in compliance with the Debt Service Coverage Ratio provision of the term note and warehouse credit facility (see Note 3. "Notes Payable") as of March 31, 1996. The Company had applied for a waiver of such compliance provision. As of April 8, 1996, the bank acknowledged the violation but neither waived nor took such action on the violation of the compliance provisions. The bank requested that the Company suspend payments of all preferred stock dividends until the Company is in full compliance with the terms and provisions of the term loan and warehouse credit facility.

     On May 3, 1996 First Bank, subject to the execution of Amendment 1 to the First Term Loan Agreement, waived the condition of default on the Debt Service Coverage Ratio until September 30, 1996. On this date First Bank also modified certain compliance provisions of the First Term Loan Agreement. Minimum Adjusted Tangible Net Worth required under the terms and provisions of the First Term Loan Agreement was reduced to $2.7 million from $3.0 million. The Adjusted
Leverage Ratio allowed under the terms and provisions of the First Term Loan Agreement was increased to 4.0 to 1.0 from 3.25 to 1.0. In addition First Bank also extended the First Warehouse Facility until one year from the date of the execution of Amendment 1 to the First Term Loan Agreement, estimated to be June 1, 1997. The previous maturity date was August 30, 1996.

Modification of Note Payable

     On April 11, 1996, the note payable to a bank, in the amount of $695,489, was modified in order to extend the maturity date, April 27, 1996, to July 26, 1996. The Company paid an extension fee of .25%, ($1,739), to the bank in order to extend the maturity date of the note payable. All other terms of the note payable remain in effect as if the note was not modified.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations

General

     Effect Of Interest Rate Fluctuations. Long-term interest rates declined throughout the period from 1991 into 1993 and reached historically low levels in 1993. That interest rate environment generally favored loan origination activities. Such low interest rates normally expand the market demand for new loan financing, and increase mortgage loan activity and revenue associated with such operations. However, partly because of competition, the net interest margin earned on a given loan held for sale usually decreases in such an environment. Commencing in late 1993 interest rates increased until approximately mid-1995 and then declined until late February 1996, from which time rates have steadily increased. While current interest rates are not high by historical standards, the increase in interest rates had a materially negative effect on loan origination volume throughout the industry during 1994 and early 1995. The Company's loan origination volume reacted to these increases in interest rates with a decrease in volume. Volume has increased during the quarter ended March 31, 1996 and the volume of loan applications taken by the Company has been consistent. If interest rates continue to increase, it is uncertain whether the Company will be able to maintain it's origination volume. If interest rates decrease, the Company's origination volume should increase.

     Lower interest rates generally have the effect of increasing prepayments because they tend to stimulate a higher level of home purchases and refinancing of existing mortgage debt. Higher levels of loan prepayments also increase the Company's amortization of purchased mortgage servicing rights to reflect a shorter expected life of loans serviced. The Company's servicing portfolio carries a weighted average interest rate of approximately 7.97% resulting in stable and expected prepayment levels for the Company.

     Higher interest rates historically slow prepayments in the Company's servicing portfolio because they tend to decrease the level of home purchases and refinancing of existing mortgage debt. While interest rates had recently dropped, management believes that the decline was not sufficient, in light of the recent historically low interest rates, to affect levels of loan prepayments.

     Variations in interest rates may also impact revenue from the sales of servicing rights. To the extent that it's origination volume varies, the Company may have more or less servicing rights available for sale or retention. Market expectations regarding future mortgage loan prepayments and other supply and demand factors may influence the price the Company receives for servicing rights. At March 31, 1996, the principal balance of mortgage loans in the Company's servicing portfolio were primarily located in the states of California, 30.3%, Maryland,11.9%, Virginia, 11.1%, New York, 9.4%, and
Washington, 7.5%. Economic slow downs in the states in which the Company's business is conducted, may result in a decline in the Company's results of operations in the future to the extent such decline affects loan origination volumes or levels of loan delinquency and defaults.

Effect of Inflation. The Company's mortgage banking operations are affected by inflation primarily through its impact on interest rates. See above.

Accounting for Mortgage Banking Activities. For the year ended September 30, 1995, the cost of purchased mortgage servicing rights ("PMSR") is capitalized and amortized over the estimated remaining life of the related loans proportionate to the estimated discounted net servicing income on a disaggregated basis. The Company monitors prepayment experience on the mortgage loans underlying its PMSR's and, to the extent unanticipated mortgage prepayments occur, adjusts amortization on a prospective basis. To the extent that unanticipated mortgage prepayments result in the carrying value of purchased servicing rights exceeding estimated discounted future net servicing income, a write-down of the PMSR's would be made through a charge to current earnings.

     In May 1995, FASB issued SFAS No.122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" issued for fiscal years beginning after December 15, 1995. The Company has adopted SFAS No. 122 for the year ending September 30, 1996. Under SFAS No. 122, when an enterprise purchases or originates mortgage loans, and the enterprise sells or securitizes the loans and retains the servicing rights ("Mortgage Servicing Rights"), the enterprise should allocate the cost of the mortgage loans to the mortgage servicing rights and the loans based upon their relative fair values. Currently, because of the small volume of mortgage loan originations, the majority of the Company's originations are sold with mortgage loan servicing released to the purchasers. As a result, management does not anticipate any material effect resulting from the adoption of SFAS No. 122 on the Company's financial condition or statement of operations for the fiscal year ending September 30, 1996. However, as the Company increases its origination activity in the future, management anticipates that a proportionately larger share of the mortgage loan servicing rights will be retained and not sold. At such time, the adoption of SFAS No. 122 may have an impact on the Company's financial condition and statement of operations. As these effects are directly related to future interest rates and future expenses, as well as management's internal decisions regarding retention of such rights, it is currently impossible to quantify the impact of such events.

     SFAS No. 122 also requires establishment of valuation allowance for the excess of the carrying amount of capitalized Mortgage Servicing Rights over estimated fair value. On a periodic basis for purposes of measuring impairment, Mortgage Servicing Rights are disaggregated and stratified on predominant risk characteristics, primarily loan type, interest rate and investor type.

Results of Operations

     The Company is a diversified residential mortgage banker which services, originates and, in most cases, sells mortgage loans secured by one-to-four family residences. The Company provides a range of mortgage loan products including, but not limited to fixed rate and adjustable rate loans with a variety of terms.

Six and Three Months Ended March 31, 1996 Compared to Six and Three Months Ended March 31, 1995

Overview: The Company had a net loss, before preferred dividends, of $303,000 and $86,000, respectively for the six and three month periods ended March 31, 1996 compared to a net loss of $428,000 and $281,000, respectively, for the six and three month periods ended March 31, 1995. The Company paid preferred dividends in the amount of $96,000 for each of the six month periods ended March 31, 1996 and March 31, 1995, and in the amount of $48,000 for each of the three month periods ended March 31, 1996 and March 31, 1995, respectively. The decrease in loss to $303,000 for the six month period ended March 31, 1996 from $428,000 for the six month period ended March 31, 1995 resulted primarily from an increase in mortgage servicing and subservicing income to $1.2 million from $523,000 partially offset by an increase in amortization of mortgage loan servicing rights to $540,000 from $150,000. The decrease in loss to $86,000 from $281,000 for the three month period ended March 31, 1996 compared to the three month period end March 31, 1995 resulted primarily from an increase in mortgage servicing and subservicing income to $631,000 from $205,000, partially offset by an increase in amortization of mortgage loan servicing rights to $270,000 from $120,000.

Loan Servicing: Mortgage servicing and subservicing income increased to $1.2 million from $523,000 for the six month period ended March 31, 1996 compared to the six month period ended March 31, 1995, an increase of approximately $710,000, or 135.8%. This increase primarily resulted from the acquisition of DMC and the ASC-PMSR. Mortgage servicing and subservicing income increased to $631,000 from $205,000 for the three month period ended March 31, 1996 compared to the three months ended March 31, 1995, an increase of $426,000, approximately 207.8%. This increase also resulted primarily from the acquisition of DMC and the ASC-PMSR.

Loan Origination: Loan origination income includes loan origination fees and other processing and closing fees. Loan origination income for the six month period ended March 31, 1996 was $154,000 compared to no origination income for the six month period ended March 31, 1995. There was no origination income for the six month period ended March 31, 1995 due to the discontinuation of the manufactured housing origination business by the Company. Loan origination income for the three month period ended March 31, 1996 was $83,000.

Interest Income: Interest income for the six month period ended March 31, 1996 was $60,000 compared to $31,000 for the six month period ended March 31, 1995. The increase of $29,000, approximately 93.5% resulted primarily from increased interest income on the Company's portfolio of mortgage loans held for sale.
Interest income for the three month period ended March 31, 1996 was $56,000 compared to $6,000 for the three month period ended March 31, 1995. The increase of $50,000, approximately 833.3%, resulted from the Company increasing its portfolio of mortgage loans held for sale to approximately $2.7 million at March 31, 1996 compared to $52,000 at March 31, 1995 as the Company liquidated its portfolio due to the discontinuation of the manufactured housing origination business.

Gain on Sale of Mortgage Loans Held for Sale: Gain on sale of mortgage loans held for sale was $17,000 for the six and three month periods ended March 31, 1996, respectively. There was no gain on the sale of mortgage loans held for sale for the six and three month periods ended March 31, 1995 due to the discontinuation of the manufactured housing origination business.

Gain on Sale of Mortgage Loan Servicing Rights: Gain on sale of mortgage loan servicing rights was $38,000 for the six and three month periods ended March 31, 1996. The gain resulted primarily from the sale of the servicing rights on the Company's approximately $20.0 million land contract portfolio. The Company did not sell any mortgage loan servicing rights during the six and three month periods ended March 31, 1995.

Other Income: Other income was $59,000 for the six month period ended March 31, 1996. There was no other income for the six month period ended March 31, 1995. Other income for the three month period ended March 31, 1996 was $30,000.

Compensation and Benefits: Compensation and benefits were $707,000 for the six month period ended March 31, 1996 compared to $491,000 for the six month period ended March 31, 1995. The increase of $216,000, approximately 44.0%, resulted primarily from the acquisition of DMC, partially offset by staff reductions resulting from the closing of the Company's servicing office in Dallas, Texas. Compensation and benefits for the three month period ended March 31, 1996 were $349,000 compared to $225,000 for the three month period ended March 31, 1995. The increase of $124,000, approximately 55.1%, resulted primarily from the acquisition of DMC partially offset by the closing of the Dallas servicing office and branch origination offices during the 1995 period.

Office Occupancy: Office occupancy expense was $96,000 for the six month period ended March 31, 1996 compared to $67,000 for the six month period ended March 31, 1995. The increase of $29,000, approximately 43.3%, resulted primarily from the acquisition of DMC, which maintains a loan origination office in Minnesota and a loan servicing center in Michigan. Office occupancy expense for the three month period ended March 31, 1996 was $49,000 compared to $36,000 for the three month period ended March 31, 1995. The increase of $13,000, approximately 36.1%, resulted from the acquisition of DMC and the related expenses of its loan origination and loan servicing offices.

Office Supplies and Expense: Office supplies and expenses increased to $124,000 for the six month period ended March 31, 1996 from $119,000 for the six month period ended March 31, 1995. The increase of $5,000, approximately 4.2%, resulted from increased operating costs related to the acquisition of DMC and the ASC-PMSR, partially offset by reduced system costs attributable to the Company's conversion to a more efficient loan servicing system during June, 1995. Office supplies and expenses for the three month period ended March 31, 1996 were $66,000 compared to $35,000 for the three month period ended March 31, 1995. The increase of $31,000, approximately 88.6%, resulted primarily from additional operating expenses from the acquisition of DMC and the ASC-PMSR.

Professional Services: Professional services expenses for the six month period ended March 31, 1996 were $61,000 compared to $181,000 for the six month period ended March 31, 1995. The decrease of $120,000, approximately 66.3%, resulted primarily from additional expenses during the 1995 period resulting from the Company's reorganization and recapitalization. Professional services expenses were $34,000 for the three month period ended March 31, 1996 compared to $133,000 for the three month period ended March 31, 1995. The decrease of $99,000, approximately 74.4%, resulted from additional reorganization and recapitalization expenses during the 1995 period.

Provisions for Loan Losses: There were no additional provisions for loan losses for the six month period ended March 31, 1996 and March 31, 1995, respectively. The provision is determined by analysis of such factors as the prevailing level of loan delinquencies, anticipated reinstatement rates from the various stages of delinquency, and loss experience on similar loans serviced. The Company acts as the agent for the Mortgage Investor in filing the foreclosure action, and is indemnified for all costs, losses and claims resulting from the foreclosure process. Management believes that the reserve of approximately $184,000 remaining on the Company's books is sufficient to cover the limited amount of recourse exposure in the loan servicing portfolio. Essentially all of the Company's loan originations were sold with servicing released to the purchaser. The Company does not require a loan loss reserve for origination activities because it retained neither the loans nor the servicing rights of the loans originated. The Company's purchase during the three months ended December 31, 1994 of $355.0 million in principal amount of loan servicing rights resulted in the Company acquiring from a private, non-RTC seller servicing rights to a residential mortgage loan portfolio with no delinquency or foreclosure recourse to the Company. The DMC and ASC-PMSR portfolios were essentially without recourse to the Company. The investors for whom the portfolios are serviced by the Company are responsible for all costs, losses and claims resulting from the servicing of the loans, including loan delinquencies and foreclosure actions. Therefore no additional provision for loan losses is required for the $355 million acquisition of loan servicing rights and the DMC and ASC-PMSR portfolios. In the future, as the Company increases originations with servicing rights retained, the Company will review and adjust its provision for loan losses.

Amortization of Mortgage Loan Servicing Rights: Amortization of mortgage loan servicing rights for the six month period ended March 31, 1996 was $540,000 compared to $150,000 for the six month period ended March 31, 1995. The increase of $390,000, approximately 260.0%, resulted primarily from additional amortization due to the November, 1994 acquisition of $355.0 million of mortgage loan servicing rights, the acquisition of the DMC mortgage loan servicing rights and the related ASC-PMSR. Amortization of mortgage loan servicing rights for the three month period ended March 31, 1996 was $270,000 compared to $120,000 for the three month period ended March 31, 1995. The increase of $150,000, approximately 125.0%, resulted primarily from additional amortization due to the acquisition of the DMC mortgage loan servicing rights and the related ASC-PMSR.

     Management expects that prepayment rates for servicing rights will remain constant or increase slightly. The effect of lower interest rates, resulting in potentially greater prepayment risk, is counterbalanced by the economic threat posed by inflation, which stabilizes or increases interest rates, thereby reducing prepayment risk. The Company anticipates that the long-term interest rates will range between 7.50% and 8.50%. The overall weighted average interest rate for the Company's portfolio is approximately 7.97%. Therefore, management believes that any material increase in prepayments would not take place until mortgage interest rates reach or drop below 7.00%. Currently long-term mortgage interest rates are approximately 8.50%.

     Nationwide, prepayment speeds for interest rates of 9.00% or more have increased more than 40% during calendar year 1995, prepayment speeds on interest rates of 8.00% or less have remained constant. Results of operations and liquidity for the Company are not likely to be affected materially by changes in prepayment speeds unless mortgage interest rates decline to the 7.00% level. Management believes, but cannot assure that if interest rates were to fall to the level where prepayment speeds increase to the level where results of operations and liquidity are affected, increased fee income from loan origination volume from the Company's Minnesota office would significantly offset the impact on results of operations and liquidity. The Company could seek to refinance that portion of its portfolio that was most susceptible to prepayment, retaining the loan servicing rights on the refinanced loans.

     The $355 million servicing rights acquisition and the DMC and ASC-PMSR portfolios were not directly purchased from the RTC. The Company has not experienced and does not anticipate any significant or extraordinary servicing costs or problems including delinquencies from these portfolios.

Other Expenses: Other expenses were $236,000 for the six month period ended March 31, 1996 compared to $6,000 for the six month period ended March 31, 1995. Other expenses for the three month period March 31, 1996 were $114,000 compared to ($50,000) for the three month period ended March 31, 1995.

Income Taxes: There was no income tax provision or benefit for the six month and three month periods ended March 31, 1996. There was an income tax benefit of $67,000 for the six and three month periods ended March 31, 1995. The tax benefit for the 1995 periods resulted from the Company's loss carry forward against intangible assets.

Liquidity and Capital Resources

     The Company's primary short-term liquidity requirements are for its mortgage loan funding and advances that it is required to make related to its obligations as a servicer of loans. These requirements are generally met through short-term warehouse borrowings and from cash flow from operations. The Company also has longer term liquidity requirements, principally related to acquired mortgage loan servicing rights, which are funded with longer term debt.

     During the six months ended March 31,1996 and the six months ended March 31, 1995, the Company had a net decrease in cash and cash equivalents of $38,000 and $1.6 million, respectively. Net cash used by operating activities of $2.9 million for the six months ended March 31, 1996 and net cash provided by operating activities of $500,000 during the three months ended March 31, 1996, reflect a net loss of $303,000 and $428,000, respectively, plus adjustments to net loss of $2.6 million and $928,000, respectively, which consisted of non-cash amortization of mortgage loan servicing rights, an increase in accrued income and servicing receivables and the purchase and sale of mortgage loans held for sale and the proceeds from such sales. Net cash provided by investing activities was $137,000 for the six months ended March 31, 1996 and net cash used by investing activities was $2.5 million for the six months ended March 31, 1995. Net cash provided by financing activities was $2.8 million and $401,000, respectively, for the six month periods ended March 31, 1996 and March 31, 1995, and was primarily due to an increase in warehouse borrowings and an increase in term debt, respectively.

     Changes in the level of mortgage loans held for sale and related warehouse debt reflect, among other factors, the general level of, and trends in, mortgage interest rates, the seasonality of home purchase activity and the discontinuance of manufactured home lending activities and the shift to one-to-four family residential mortgage lending.

     In order to finance a portion of the acquisition of the $355.0 million in mortgage loan servicing rights, on November 18, 1994, the Company entered into a nonrevolving 36-month loan agreement with Franklin Federal Bancorp ("Franklin") in the amount of $2.0 million which enabled the Company to finance the purchase of mortgage loan servicing rights. The Franklin term loan was refinanced with part of the proceeds from a term loan from First Bank (see below). The remainder of the $3.3 million purchase price for the $355.0 million in mortgage loan servicing rights was funded from proceeds from the sale of manufactured housing servicing rights and funds on hand (primarily from the proceeds of FIS, Inc.s' private offering of preferred stock, common stock and warrants).

     On April 28, 1995, the Company acquired all of the issued and outstanding stock of DMC, the ASC-PMSR and related assets for approximately $2.89 million. The Company has the right, within one year, to require the repurchase of any loans acquired in the transaction that do not meet certain Agency eligibility standards. The Company made a timely notification to ISB of those loans not meeting Agency eligibility standards. Management believes that approximately $500,000 of the loans acquired do not meet such standards.

     The Company obtained the majority of funds used to purchase DMC and the other assets discussed above from two loans- a $695,489 loan from Barnett Bank ("Barnett") and a $675,000 loan from Inter Savings Bank, fsb ("ISB"). The Barnett loan accrues interest at .75% over Barnett's prime rate; interest only payable monthly and the principal was due and payable on or before April 27, 1996. In April 1996, in consideration of the payment of an extension fee by the Company equal to .25% ($1,739), Barnett extended the due date of the loan to July 26, 1996. The Barnett loan is principally secured by specific assets (bonds, certificates of deposit, treasury notes and shares of stock) of certain stockholders of the Company. The Company has allocated some of the net proceeds from its planned initial public offering ("IPO"), currently in registration (see below), to pay off the Barnett loan. The ISB loan accrued interest at the rate of 10% per annum. All the principal and accrued interest under the ISB loan were repaid on August 30, 1995. Management paid the balance of the purchase price and repaid the ISB loan from the proceeds of a $4.0 million term loan from First Bank (see below).

     On August 30, 1995, the Company entered into a credit agreement with First Bank, pursuant to which First Bank committed to loan the Company up to $4.0 million ("First Term Loan") and provide a warehousing facility to the Company of up to $5.0 million ("First Warehousing Facility").

     As of the date hereof, the Company's outstanding principal balance under the First Term Loan is $3.6 million. The Company used the proceeds from this loan to pay the balance of the purchase price for DMC, the ASC-PMSR and related assets, to repay the ISB loan and repay the Franklin term loan. Principal under the First Term Loan accrues interest at the fixed rate of 2.75%. Interest is payable monthly and five percent of the principal balance is payable quarterly. All remaining principal and accrued interest is payable on or before August 30, 2000 or sooner in the event of a default. Events of default include failure to make required payments, breaches of the terms, representations or warranties under the First Credit Agreement and related documents, insolvency and material judgments. The Company must also maintain the following minimum financial criteria (as defined in the First Credit Agreement): "Adjusted Tangible Net Worth" ("ATNW") must be at least $2.7 million; the "Adjusted Leverage Ratio" ("ALR") must be no greater than 4.0-to-1.0; the "Debt Service Coverage Ratio" ("DSCR") must be at least 1.2-to-1.0; the aggregate principal balance of mortgage loans serviced must be at least $500 million; and the report the of the independent auditor in the Company's audited consolidated financial statements cannot contain a "going concern" explanatory paragraph.

     The Company is in default under the DSCR financial requirement of its credit agreement with First Bank ("First Credit Agreement") concerning the First Term Loan and its warehousing facility First Warehousing Facility with First Bank. The Company's DSCR at March 31, 1996 was 0.72 to 1.00. The Company has requested and received a waiver this of default until September 30, 1996 and has discussed with First Bank alternative actions to bring the Company into compliance with all provisions of the First Credit Agreement. In March 1996 the Company converted $503,000 of debt to equity in the form of Series B Preferred Stock. As a result of this conversion as of March 31, 1996 the Company was in compliance with the minimum ATNW and ALR requirements which, prior to the conversion, had been in default. First Bank has requested that the Company suspend payments of all preferred stock dividends, approximately $63,000 on a quarterly basis, until the Company is in full compliance with all terms and provisions of the First Credit Agreement.

     Payment under the First Term Loan is secured by all of the assets of the Company, including all servicing rights owned by the Company and securities owned by the Company and FIS, Inc. The Company is required to make additional payments of principal when the outstanding principal balance on the First Term Loan exceeds the "Qualified Servicing Portfolio Collateral Value" (the lesser of 65% of qualified servicing rights or one percent of the aggregate principal amount of Mortgage Loans serviced.)

     The First Warehousing Facility permits the Company to finance mortgage loan acquisitions and originations up to an aggregate of $5.0 million. Advances under the Facility may not exceed 100% of the "Warehouse Collateral Value" of the eligible mortgage loans ("WCV"). The WCV is the lesser of: (a) 98% of the lesser of the origination or acquisition price of the mortgage loan; the weighted average purchase price under a Firm or Standby Take-Out Commitment (a commitment from an investor to purchase a mortgage loan within a specific time period, under which commitment, respectively, the Company is obligated or has the right to sell the mortgage loan); or the fair market value of the mortgage loan; and
(b) 100% of the remaining unpaid principal balance of the pledged mortgage loan. A mortgage loan will be deemed to have no value WCV if : (i) more than 90 days elapse from the date the mortgage loan was pledged; (ii) more than 45 days elapse from the date the mortgage loan was delivered to an investor for examination and purchase; (iii) more than 21 days elapse from the date certain Collateral documents were delivered to an investor for correction or completion;
(iv) a delinquency of at least 60 days occurred on the mortgage loan; (v) the mortgage loan ceases to be an eligible mortgage loan (i.e., it is not entirely owned by the Company, it does not qualify as an Agency eligible mortgage loan or it does not qualify for purchase under an existing Take-Out Commitment); or (vi) First Bank notifies the Company that, in its reasonable opinion, the mortgage loan is not marketable. Interest is charged based upon one of the following three methods: "Fixed Rate," "Reference Rate" or Floating Eurodollar Rate." The applicable method of interest calculation is at the option of the Company. The Fixed Rate is a rate equal to 2.75% for the Term Loan and 1.875% for the Warehouse Loan. The Company must maintain at First Bank unencumbered deposit balances equal to one hundred percent (100%) of the loan balances outstanding, plus, regulatory reserve requirements, in order to obtain the Fixed Rate. The Company maintains sufficient balances as of the date hereof to obtain the Fixed Rate. In the event that deposit balances drop below one hundred percent (100%) of the loan balances outstanding, the Company will pay a fee on the deficiency at a floating per annum rate which is tied to the "Libor rate." The Reference Rate is equal to the bank's published rate for its customers, more commonly known as the "prime rate." The Floating Eurodollar Rate, more commonly known as the "Libor rate," is based on the daily London Interbank Offered Rates as published in the Wall Street Journal, plus 1.875% for borrowing against the Warehouse Loan and 2.75% for borrowings against the Term Loan. The Company also pays a monthly facility fee of approximately $1,000. The Company must also maintain the above discussed minimum criteria. Payment under the First Warehousing Facility is secured by all assets of the Company.

     Immediately upon acquisition of DMC and the assets and operations of ASC, the Company effected significant cost reductions, including the following: (I) reducing staff by approximately 80% in the Minnesota office of DMC, the effect of such actions was to reduce monthly personnel expenses by approximately
$60,000 without effecting income; (ii) closing the Dallas, Texas servicing center and consolidating servicing operations in Troy, Michigan, effective June 1, 1995, thereby saving the Company approximately $75,000 in monthly personnel and other operating expenses; (iii) replacing the Company's mainframe servicing software with a less expensive and more efficient computer network system, as a result of which, the system support staff for the mainframe based system was no longer needed and these positions were eliminated. The effect of these cost savings has reduced expenses to a level at which the Company's management believes that the Company can operate profitably.

     In addition to the cost cutting activities mentioned above and in "Results of Operations" above, the Company's refinancing of the Franklin debt with First Bank resulted in additional savings. Interest on the First Bank debt is calculated at 2.75% on a fixed rate basis, resulting in an annual savings of approximately $35,000. The term of the loan has been extended to sixty (60) months, resulting in annual cash savings of approximately $225,000. The First Term Loan also provided funding for the balance of the purchase price due DMC and refinanced the ISB loan. Annual cash savings resulting from refinancing the Franklin debt is equal to approximately fifty (50) percent of the annual debt service for the balance of the term loan, which was used to refinance the ISB loan and to fund the balance due on the DMC acquisition. Management believes that the Company is currently generating sufficient cash flow from operations to meet debt service obligations on the term loan with First Bank.

     Pursuant to an agreement between the Company and the Government National Mortgage Association ("GNMA") that was in effect prior to February 1992, the Company was required to establish two restricted cash accounts totaling $1.0 million. Prior to September 30, 1994 and in accordance with the terms of this agreement, the Company had withdrawn approximately $300,000. In February 1995, GNMA released the restrictions placed on these Company cash accounts thus releasing approximately $700,000 in funds to the Company for the use in its operations.

     The Company continues to maintain a restricted cash account in the amount of $255,000 which was established as the result of a loan sale and servicing agreement entered into in July 1992. The Company can only use these funds to reimburse itself as servicer for expenses it advances in collection, bankruptcy and collateral protection concerning these loans. Additionally, the purchaser of these loans has a security interest in these accounts and may make claim to them to reimburse purchaser for losses attributable to loan defaults. The Company believes that this restricted cash amount is sufficient to cover any future collection, bankruptcy and collateral protection losses and expenses related to these loans.

     In May 1996, the Company plans to raise $200,000 in a private offering to a foreign investor. If the offering is completed, as to which no assurance can be given, the Company will used the proceeds therefrom to pay professional fees related to the IPO.

Planned Initial Public Offering

     The Company has filed a registration statement with the Securities and Exchange Commission to register shares of its common stock and common stock purchase warrants for sale to the public. The Company hopes to raise approximately $5.7 million in net proceeds from the IPO. Management hopes, but cannot assure, that the IPO will be completed in June 1996. No assurance can be given as to if when the IPO will close

Potential Liability. HOFCA has received informal notice from GNMA of a potential claim wherein the Company, under its former ownership and management, allegedly overcharged GNMA under the terms of certain sub-servicing agreements. Management believes that this claims is essentially without merit and special counsel to the Company has reviewed the claim and the relevant transactions has informed the Company of its belief that these are reasonable defenses to GNMA's claim in any amount which might be material to the Company. However, if this matter results in substantial liability, the Company's business could be materially adversely affected.

Expansion Plans

     The Company's strategy in the mortgage banking area is to increase the size, diversity and quality of its mortgage loan servicing portfolio and to expand its origination operations. The Company's acquisition of DMC is consistent with this strategy. The Company plans to increase the size of its mortgage loan servicing portfolio by selectively acquiring mortgage loan servicing rights and by retaining the servicing rights on a portion of the loans that it originates. Management believes that the Company currently has the loan servicing capacity to increase the size of its mortgage loan servicing portfolio by an additional 40,000 loans without incurring significant additional capital expenditures or fixed costs. By increasing the size of the mortgage loan servicing portfolio and consolidating the mortgage loan servicing operations of DMC and HOFCA into DMC's Troy, Michigan facility, management believes that the Company can enhance its mortgage loan servicing efficiency and become profitable. Moreover, the Company believes that increasing the size, diversity, type and quality of its mortgage loan servicing portfolio will enable it to reduce the effects of prepayments resulting from fluctuations in interest rates and defaults resulting from regional economic downturns.

     The Company has allocated approximately $4.0 million from the net proceeds of the IPO to expand its mortgage loan servicing portfolio. Management anticipates that such funds will enable the Company to purchase servicing rights to mortgage loans with between $350 million and $450 million in principal balances.

     The Company has begun the process of expanding its origination activities by acquiring DMC and by purchasing and reselling whole loan portfolios while retaining the servicing rights. Through the acquisition and expansion of DMC's origination operations and whole loan activity, the Company hopes to increase the volume of new loan originations to a level where originations exceed the volume of prepayments experienced in its mortgage loan servicing portfolio.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HOMEOWNERS FINANCIAL CORP.



Dated:  May 14, 1996                      /s/ Christian W. Pfluger, III
                                          -----------------------------
                                          Chrisitan W. Pfluger, III, President
                                          Chief Executive Officer



                                          /s/ Joseph W. Traxler
                                          ------------------------------
                                          Joseph W. Traxler, Treasurer,
                                          Chief Financial Officer