Form 10-Q
period 1996-06-30
HOMEOWNERS FINANCIAL CORP
filed 1996-08-14
CIK 932268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                         Commission File Number: 0-25744

                           HOMEOWNERS FINANCIAL CORP.
                           --------------------------
      (Exact name of the small business issuer as specified in its charter)

             DELAWARE                                     13-2747380
             --------                                     ----------
 (State or other jurisdiction of                      (I.R.S.Employer
  incorporation or organization)                     Identification No.)

           2075 West Big Beaver Road, Suite 550, Troy, Michigan 48084
           ----------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (800) 723-6001
                                                 --------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes ___X___   No ______

Indicate the number of shares outstanding of each of issuer's classes of Common Stock, as of the latest practicable date.


        Class                                 Outstanding at June 30, 1996
        -----                                 ----------------------------
 Common Stock, par value                            4,131,213 Shares
    $.01 per share

                       Transitional Small Business Format

                      (check one); YES ______  NO ___X___

                           HOMEOWNERS FINANCIAL CORP.

                                      INDEX


Part I.   Financial Information


Item 1.   Financial Statements:                                         P.  3
          Condensed Consolidated Statements of Financial Condition      P.  4
          as of June 30, 1996 and September 30, 1995.

          Condensed  Consolidated  Statements of Operations for the nine
          P. 5 months and three  months ended June 30, 1996 and June 30,
          1995.

          Condensed Consolidated Statement of Stockholders' Equity     P.  6
          for the nine months ended June 30, 1996.

          Condensed Consolidated Statements of Cash Flows for the      P.  7-8
          nine months ended June 30, 1996 and June 30, 1995.

          Notes to Consolidated Financial Statements.                  P.  9-11

Item 2.   Management's Discussion and Analysis of Financial            P.  12-20
          Condition and Results of Operations


Part II.  Other Information


Item 1.   Legal Proceedings                                            P.  21

Item 2.   Change in Securities                                         P.  21

Item 3.   Defaults Upon Senior Securities                              P.  21

Item 4.   Submission of Matters to a Vote of Security Holders          P.  21

Item 5.   Other Information                                            p.  21

Item 6.   Exhibits and Reports on Form 8-K                             P.  21


Signatures                                                             P.  22


Financial Data Schedule                                                P.  23

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

         The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three and nine months ended June 30, 1996 and the three and nine months ended June 30, 1995.

         Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principals and should be read in conjuction with the Company's audited financial statements at, and for the fiscal year ended September 30, 1995.

         The results reflected for the three and the nine months ended June 30, 1996 and June 30, 1995, respectively, are not necessarily indicative of the results for the entire fiscal year.

                                     PART 1
                              FINANCIAL INFORMATION

Item 1.  Financial Statements




                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                               June    September
                                                                                30,       30,
                                                                               1996       1995
                                                                            -------    -------
                                                              (unaudited)

ASSETS

Cash and cash equivalents ...............................................   $    31    $    44
Cash - restricted .......................................................       255        255
Mortgage loans held for sale ............................................     2,657        478
Purchased mortgage servicing rights-net .................................     5,032      5,825
Accrued income and servicing receivables ................................       417        295
Property, premises equipment-net ........................................       153        181
Other assets ............................................................     1,436        957
                                                                            -------    -------
                                                                            $ 9,981    $ 8,035
                                                                            =======    =======

LIABILITIES AND STOCK HOLDERS' EQUITY

Liabilities
Accounts payable and other liabilities ..................................   $ 3,642    $   986
Notes payable ...........................................................     4,139      5,089
                                                                            -------    -------
                                                                              7,781      6,075
                                                                            -------    -------

Stockholders' equity
Preferred stock, $.10 par value 1,000,000 shares authorized,
1,750 shares issued and outstanding, designated as Series A, ............         *          *
503 shares issued and outstanding, designated as Series B, ..............        **       --
58,608 shares issued and outstanding designated as Series C;.............         6       --
Common stock, $.10 par value, 10,000,000 shares
authorized, 4,131,213 and 4,122,125 shares
issued and outstanding, respectively ....................................        41         41
Additional paid-in capital ..............................................     3,166      2,470
Retained accumulated deficit ............................................    (1,013)      (551)
                                                                            -------    -------
                                                                              2,200      1,960
                                                                            -------    -------
                                                                            $ 9,981    $ 8,035
                                                                            =======    =======


  * Preferred stock amount prior to rounding to thousands was $175. ** Preferred stock amount prior to rounding to thousands was $50.




See accompanying notes to financial statements.




                                    HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Dollars in Thousands, Except Share and Per Share Amounts)

                                                                               Nine Months Ended             Three Months Ended
                                                                                    June 30,                      June 30,
                                                                              1996           1995           1996           1995
                                                                          -----------    -----------    -----------    -----------
                                                                                 (unaudited)                   (unaudited)

INCOME

Mortgage servicing and subservicing income ............................   $     1,891    $     1,311            658            626
Origination income ....................................................           234             33             80             33
Interest ..............................................................           136             29             76              1
Gain on sale of mortgage loans held for sale ..........................            17             52           --
                                                                                                                                 1
Gain on sale of mortgage servicing rights .............................            38           --             --             --
Other income ..........................................................            88           --               28           --
                                                                          -----------    -----------    -----------    -----------
                                                                                2,404          1,425            842            661
                                                                          -----------    -----------    -----------    -----------

EXPENSES

Compensation and benefits .............................................         1,029            912            322            421
Office occupancy ......................................................           147            111             51             52
Office supplies and expenses ..........................................           269            405
                                                                                                                145            173
Professional services .................................................            98            271             37             89
Interest ..............................................................           155             65             55             34
Provision for estimated losses on loans serviced ......................          --             --             --             --
Amortization of mortgage loan servicing rights ........................           810            317            270            152
Other .................................................................           262            163             26
                                                                                         -----------    -----------    -----------
                                                                                                                                53
                                                                                2,770          2,244            906            974
                                                                          -----------    -----------    -----------    -----------

NET LOSS BEFORE PROVISION FOR
INCOME TAXES ..........................................................          (366)          (819)           (64)          (313)

INCOME TAX (PROVISION) BENEFIT ........................................          --               72           --               (6)
                                                                          -----------    -----------    -----------    -----------

NET LOSS ..............................................................          (366)          (747)           (64)          (319)

Less cumulative preferred stock dividends .............................           (96)          (144)          --              (48)
                                                                          -----------    -----------    -----------    -----------

Loss attributable to common stock .....................................   $      (462)   $      (891)   $       (64)   $      (367)
                                                                          ===========    ===========    ===========    ===========

Loss per share ........................................................   $      (.11)   $      (.22)   $      (.02)   $      (.09)
                                                                          ===========    ===========    ===========    ===========

Weighted average shares ...............................................     4,126,669      4,080,158      4,128,756      4,076,408
                                                                          ===========    ===========    ===========    ===========


See accompanying notes to financial statements.




                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
                    (in thousands, except shares outstanding)
                                   (unaudited)


                                                 Shares Outstanding                                    Par Value
                                  -----------------------------------------------    -----------------------------------------------
                                  Preferred A  Preferred B  Preferred C  Common     Preferred A   Preferred B  Preferred C   Common
                                  -----------  -----------  ----------- ---------    -----------  -----------  ----------- ---------

Balance at September 30, 1995 ....  1,750         --          --      4,122,125       $   *        $  --        $  --      $  41

  Stocks issued for services .....     --         --          --          9,088          --           --           --        ***

  Stockholders debt converted
  to preferred stock .............     --        503          --             --          --           **           --

  Stock issued for cash ..........     --         --      58,608             --          --           --            6         --

  Dividends ......................     --         --          --             --          --           --           --         --

  Net loss .......................     --         --          --             --          --           --           --         --
                                   ------     ------      ------          ------      ------      ------       ------     ------




Balance at June 30, 1996 .........  1,750        503      58,608       4,131,213      $   *      $   **        $    6     $   41
                                   ------     ------      ------          ------      ------     ------        ------     ------





 Additional
  Paid-in    Retained
  Capital    (Deficit)   Total
  -------   ----------  -------

  $ 2,470     $ (551)   $ 1,960

       --         --         --


      502         --        502

      194         --        200

       --        (96)       (96)

       --       (366)      (366)
   ------     ------     ------




   $3,166    $(1,013)    $2,200
   ------     ------     ------


 *Preferred "A" stock amount prior to rounding to thousands was $175.
    **Preffered "B" stock amount prior to rounding to thousands was $50. ***Common stock amount prior to rounding to thousands was $91.



See accompanying notes to financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (unaudited)


                                                               Nine Months
                                                                  Ended
                                                                 June 30,
                                                              1996       1995
                                                            -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................   $  (366)   $  (747)
Adjustments to reconcile net loss to net
cash (used in) provided by:

Depreciation and amortization ...........................       846        377
Provision for losses ....................................        --         --
Common stock issued for services ........................        --         --
Gain on disposal of property, premises
   and equipment ........................................        --         --
Gain on sale of mortgage loans held for sale
                                                            -------    -------
Gain on sale of purchased mortgage
servicing rights ........................................        --         --
Reduction of deferred tax allowance .....................        --         --
Purchases of mortgage loans held for sale ...............    (4,549)    (2,437)
Proceeds from sale of mortgage loans
held for sale ...........................................     1,711      3,514
Recoveries (losses) on mortgage loans
serviced and held for sale ..............................        --         72
Change in assets- (increase) decrease
   Accrued income and servicing receivable ..............      (122)      (412)
   Other assets .........................................      (479)      (103)
Change in liabilities-increase (decrease)
   Accounts payable and other liabilities ...............     2,656        (33)
   Income taxes payable .................................        --        (58)
                                                            -------    -------

Net cash (used in) provided by
operating activities ....................................      (303)       173
                                                            -------    -------

See accompaying notes to financial statements.

                   HOMEWONERS FINANCIAL CORP. AND SUBSIDIARIES

                             (Dollars in Thousands)
                                   (unaudited)

                                                                 Nine Months
                                                                     Ended
                                                                    June 30,
                                                                1996       1995
                                                              -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash - restricted ........................................       --        703
Origination of other loans ...............................       --       --
Receipts from other loans ................................      137         50
Proceeds from sale of purchased
  mortgage servicing rights ..............................       --         --
Purchases of purchased mortgage servicing rights .........       --     (5,244)
Proceeds from sale of property, premises and
  equipment ..............................................       --         --
Purchases of property, premises equipment ................       --       (521)
Acquisition of businesses ................................       --         --
                                                            -------    -------

           Net cash provided by (used in )
             investing activities ........................      137     (5,012)
                                                            -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of repurchase agreements ......................       --     (1,488)
Proceeds from borrowings .................................    3,872      4,921
Repayments of borrowings .................................   (4,407)      (157)
Proceeds from affiliate borrowings .......................      584         --
Repayments from affiliate borrowings .....................     (503)        --
Distributions to stockholders ............................       --         --
Payment of dividends .....................................      (96)      (144)
Net proceeds from issuance of stock ......................      703         --
                                                            -------    -------

           Net cash provided by financing activities .....      153      3,132
                                                            -------    -------
Net decrease in cash and cash equivalents ................      (13)    (1,707)

Cash and cash equivalents at beginning of period .........       44      1,707
                                                            -------    -------
Cash and cash equivalents at end of period ...............  $    31    $    --
                                                            =======    =======

See accompanying notes to financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  ORIGINATION AND NATURE OF BUSINESS

         Homeowners Financial Corp. (the "Company"), through its wholly-owned subsidiaries, FIS, Inc. ("FIS") and FIS' wholly -owned subsidiary, Home Owners Funding Corp. of America ("HOFCA") and Developers Mortgage Corporation ("DMC"), is full service mortgage banking company that services, originates acquires and markets mortgage loans secured primarily by residential properties located in 48 states and the District of Columbia. All of the Company's substantive operations are conducted by HOFCA and DMC.

Note 2.  BASIS OF OPERATION

         The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10-QSB and Regulation S-B and in the opinion of management of the Company include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Condensed Consolidated Statements of Financial Condition at June 30, 1996 and September 30, 1995, Condensed Consolidated Statements of Operations for the nine months and the three months ended June 30, 1996 and the nine months and three months ended June 30, 1995, Condensed Consolidated Statement of Stockholders' Equity for nine months ended June 30, 1996 and Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 1996 and the nine months ended June 30, 1995. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as whole.

         Results for the nine months and three months ended June 30, 1996 as reflected in the accompanying unaudited Condensed Consolidated Financial Statements include activity of the Company as it is currently organized. The results for the nine months and the three months ended June 30, 1995 include the operations of the Company prior to the acquisition of DMC and the ASR-PMSR. The results for the Company for the nine months and the three months ended June 30, 1996 and for the nine months and the three months ended June 30, 1995 are not necessarily comparable nor are they necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

Note 3.  NOTES PAYABLE

         The Company was not in compliance with one provision of the First Term Loan agreement. At December 31, 1995, March 31, 1996 and June 30, 1996 the Company was not in compliance with the provisions of the Debt Service Coverage Ratio of the First Term Loan Agreement. The minimum Debt Service Coverage Ratio as defined in the First Term Loan Agreement is 1.20 to 1.00. The Company's Debt Service Coverage Ratio at December 31, 1995 was .44 to 1.00, at March 31, 1996 was .072 to 1.00 and at June 30, 1996 the Debt Service Coverage Ratio was 1.07 to 1.00. The Company requested a waiver of the compliance condition and had discussed with First Bank alternative actions to bring the Company into compliance with all provisions of the First Term Loan Agreement. The Company and First Bank have agreed to suspend payments of all preferred stock dividends, approximately $69,000 on a quarterly basis, until the Company is in full complaince with all terms and provisions of the First Term Loan Agreement. On May 31, 1996 the Company entered into the First Amendment to the Credit Agreement whereby the Company received a waiver of the noncompliance condition relating the Debt Service Coverage Ratio. In addition, First Bank adjusted certain provisions of the term note and warehouse credit facility and extended the Warehouse Termination Date, as defined, to May 29, 1997. The outstanding balance of the First Term Loan and the outstanding balance of the First Warehouse Facility were $3.4 million and $44,000, respectively, at June 30, 1996 and $3.4 million and $1.2 million, respectively, as of the date hereof.

Note 4.  CONTINGENCIES

         In June 1996, Cresent Real Estate Fund, The Company's former landlord in Dallas, Texas, commmenced an action in Texas District Court, Dallas County, for past due rent from August 1995 forward. The amount sought is not determinable from the compliant, but may be in excess of $200,000. The Company disputes the amount owed, has responded to the complaint and has had the action removed to the U.S. Federal District Court for the Northern District of Texas, Dallas Division. The Company intends to vigorously contest the action. The Company's management does not expect this action to have a material adverse impact on the financial position or operations of the Company. The Company has accrued $30,000 to settle this action, which amount represents its estimate of the balance due to the former landlord at the time that the lease was terminated.

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

Note 5.  RELATED PARTY TRANSACTIONS

         Subsequent to September 30, 1995 the Company borrowed $200,000 from certain directors and a shareholder. Such borrowings were at a rate of 11%. In consideration for a portion of these advances, a director received stock options expiring on October 10, 1997 for 30,000 shares of common exercisable at $2.00 per share. In March 1996, the directors and shareholders converted their principal and accrued interest on their loans into Series B Preferred Stock, $.10 par value, at a rate of $1,000 per share.

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

Note 6.  STOCK TRANSACTIONS

     In March 1996, the Board of Directors approved the issuance of 4,174 shares of common stock to an attorney in exchange for a legal services provided. The amount of common stock issued approximated a fair market value of $16,000.

Note 7.  SUBSEQUENT EVENTS

Modification of Note Payable

         On April 11, 1996, the note payable to a bank in the amount of $695,489, was modified in order to extend the maturity date, of April 27, 1996, to July 26, 1996. The Company paid an extension fee of .25% of the loan amount ($1,739), to the bank in order to extend the maturity date of the note payable. In August 1996, in consideration of the payment of an extension fee by the Company equal to .25% of the Barnett loan amount ($1,739), Barnett extended the due date of the loan to September 27, 1996. All other terms of the note payable remain in effect as if the note was not modified. It is the Company's intention to pay off this note including all accrued interest with a portion of the proceeds of the Company's public offering (anticipated in September 1996).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Effect of Interest Rate Fluctuations. Long-term interest rates declined throughout the period from 1991 into 1993 and reached historically low levels in 1993. That interest rate environment generally favored loan origination activities. Such low interest rates normally expand the market demand for new loan financing, and increase mortgage loan activity and revenue associated with such operations. However, partly because of competition, the net interest margin earned on a given loan held for sale usually decreases in such an environment. Commencing in late 1993 long-term interest rates increased until approximately mid-1995 and then declined until late February, 1996. Since February, 1996, long-term interest rates have increased by approximately 100 basis points. While current interest rates are not high by historical standards, the increase in interest rates had a materially negative effect on loan origination volume throughout the industry during 1994 and early 1995. If interest rates continue to increase, it is uncertain whether the Company will be able to maintain it's origination volume. If interest rates decrease, the Company's origination volume should increase.

         Lower interest rates generally have the effect of increasing prepayments in the Company's servicing portfolio because they tend to stimulate a higher level of home purchases and refinancing of existing mortgage debt. However, with the expansion of it's mortgage loan servicing rights acquisition activities, the Company has been able to add a significant volume of servicing rights to it's servicing portfolio. These acquisitions have served to offset the sale of manufactured housing loan servicing. If origination and acquisition activity cannot continue to replace prepayments, future loan servicing revenues will decline. Higher levels of loan prepayments also increase the Company's amortization of purchased mortgage servicing rights to reflect a shorter expected life of loans serviced. The Company's servicing portfolio carries a weighted average interest rate of approximately 7.81% resulting in stable and expected prepayment levels for the Company.

         Higher interest rates historically slow prepayments in the Company's servicing portfolio because they tend to decrease the level of home purchases and refinancing of existing mortgage debt. While interest rates had recently dropped, management believes that the decline was not sufficient in light of the recent historically low interest rates to effect levels of loan payments.

         Variations in interest rates may also impact revenue from the sale of servicing rights. To the extent that origination volume varies, the Company may have more or less servicing rights available for sale or retention. Market expectations regarding future mortgage loan prepayments and other supply and demand factors may influence the price the Company receives for servicing rights. At June 30, 1996, the principal balances of mortgage loans in the Company's servicing portfolio were primarily located in the states of California, 31.5%, Maryland, 12.1%, Virginia, 11.1%, New York, 9.6%, and Washington, 7.6%. Economic slow downs in the states in which the Company's business is conducted may result in a decline in the Company's results of operations in the future to the extent such decline affects loan origination volumes or levels of loan delinquency and defaults.

Effect of Inflation. The Company's mortgage banking operations are affected by inflation primarily through its impact on interest rates. See above.

Accounting for Mortgage Banking Activities. For the year ended September 30, 1995 and all prior years, the cost of purchased mortgage servicing rights ("PMSR") is capitalized and amortized over the estimated remaining life of the related loans proportionate to the estimated discounted net servicing income on a disaggregated basis. The Company monitors changes in interest rates, prepayment and default experience on the mortgage loans underlying its PMSR's and, to the extent unanticipated mortgage prepayments and/or defaults occur, adjusts the anticipated amortization on a prospective basis. To the extent that unanticipated mortgage prepayments result in the carrying value of purchased servicing rights exceeding estimated discounted future net servicing income, a write-down of the PMSRs would be made through a charge to current earnings. The PMSR portfolio is disaggregated by (i) investor type (ii) remittance type; (iii) term of loans; (iv) average loan balance; (v) weighted average interest rate;
(vi) weighted average servicing fee; (vii) average custodial account balances; and (viii) credit worthiness, to include delinquencies, foreclosures and bankruptcies. Since November 1994, when the Company made its first bulk purchase of PSMRs, the Company's PMSR portfolio has not experienced any impairment from higher than anticipated prepayments or defaults. See "Effect Of Interest Rate Fluctuations" above.

         In May 1995, FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" issued for fiscal years beginning after December 15, 1995. The Company has adopted SFAS No. 122 for the year ending September 30, 1996. Under SFAS No. 122, when an enterprise purchases or originates mortgage loans, and the enterprise sells or securitizes the loans and retains the servicing rights ("MSR"), the enterprise should allocate the cost of the mortgage loans to the MSRs and the loans based upon their relative fair values. Currently, because of the small volume of mortgage loan originations, the majority of the Company's originations are sold with mortgage loan servicing released to the purchasers. As a result, management does not anticipate any material affect resulting from the adoption of SFAS No. 122 on the Company's financial condition or statement of operations for the fiscal year ending September 30, 1996. However, as the Company increases its origination activity in the future, management anticipates that a proportionately larger share of the mortgage loan servicing rights will be retained and not sold. At such time, the adoption of SFAS No. 122 may have an impact on the Company's financial condition and statement of operations. As these effects are directly related to future interest rates and future expenses, as well as management's internal decisions regarding retention of such rights, it is currently impossible to quantify the impact of such events.

         SFAS No. 122 also requires establishment of a valuation allowance for the excess of the carrying amount of capitalized MSRs over estimated fair value. Since the beginning of the fiscal year ending September 30, 1996, on a periodic basis for purposes of measuring impairment, MSRs are disaggregated and stratified on predominant risk characteristics, primarily loan type, interest rate and investor type. The Company has not experienced and management does not anticipate any material effect resulting from the adoption of SFAS No. 122 on the Company's financial condition or statement of operations for the fiscal year ending September 30, 1996.

Results of Operations

         The Company is a diversified residential mortgage banker which services, originates and, in most cases, sells mortgage loans secured by one-to-four family residences. The Company provides a range of mortgage loan products including, but not limited to fixed rate and adjustable rate loans with a variety of terms.


Nine and Three Months Ended June 30, 1996 Compared to Nine and Three Months Ended June 30, 1995

         The Company had a net loss, before preferred dividends, of $366,000 and $64,000 for the nine and three month periods ended June 30, 1996 compared to a net loss of $747,000 and $319,000, respectively, for the nine and three month periods ended June 30, 1995. The Company paid preferred dividends of $96,000 for the nine month period ended June 30, 1996. No dividends were paid during the three month period ended June 30, 1996. See "Liquidity and Capital Resources." The Company paid preferred dividends of $144,000 for the nine month period ended June 30, 1995 and $48,000 for the three month period ended June 30, 1995. The decrease in loss of $381,000, to $366,000 from $747,000, for the nine month period ended June 30, 1996 compared to the nine month period ended June 30, 1995, a decrease of approximately 51.0%, resulted primarily from additional loan origination income of $201,000 from the Company's Minnesota loan origination office and additional mortgage servicing and subservicing income, net of amortization of mortgage loan servicing rights, of $87,000. The decrease in net loss of $255,000, to $64,000 from $319,000, for the three month period ended June 30, 1996 compared to the three month period ended June 30, 1995, a decrease of approximately 80.0 %, resulted primarily from expense reductions of $186,000 realized during the 1996 period due to the closing of the Company's Dallas office, and, additional origination income of $47,000 from the Company's Minnesota office.

Loan Servicing: Mortgage servicing and subservicing income increased to $1.9 million from $1.3 million for the nine month period ended June 30, 1996 compared to the nine month period ended June 30, 1995, an increase of approximately $580,000, or 44.2%. This increase primarily resulted from the acquisition of DMC and the ASC-PMSR. Mortgage servicing and subservicing income increased to $658,000 from $626,000 for the three month period ended June 30, 1996 compared to the three months ended June 30, 1995, an increase of $32,000, approximately 5.1%. This increase resulted because the DMC and the ASC-PMSR are reflected for the entire three month period ended June 30, 1996 whereas the acquisition of DMC and ASC-PMSR portfolios were reflected for two months during the three month period ended June 30, 1995.

Loan Origination: Loan origination income includes loan origination fees and other processing and closing fees. Loan origination income for the nine month period ended June 30, 1996 was $234,000 compared to $33,000 for the nine month period ended June 30, 1995. This increase of $201,000, approximately 609.1%, reflected nine months of origination activity during the 1996 period compared to two months origination activity during the 1995 period. Loan origination income for the three month period ended June 30, 1996 increased $47,000 to $80,000 from $33,000, an increase of approximately of 142.4%. This increase resulted because the Minnesota origination income was included for three months during the 1996 period whereas the 1995 period included only two months of Minnesota origination income.

Interest Income: Interest income for the nine month period ended June 30, 1996 was $136,000 compared to $29,000 for the nine month period ended June 30, 1995. The increase of $107,000, approximately 369.0% resulted primarily from increased interest income on the Company's portfolio of mortgage loans held for sale.
Interest income for the three month period ended June 30, 1996 was $76,000 compared to $1,000 for the three month period ended June 30, 1995. The increase of $75,000 resulted from the Company increasing its portfolio of mortgage loans held for sale.


Gain on Sale of Mortgage Loans Held for Sale: Gain on sale of mortgage loans held for sale was $17,000 for the nine month period ended June 30, 1996. There was no gain on loans held for sale for the three month period ended June 30, 1996. Gain on the sale of mortgage loans held for sale for the nine and three month periods ended June 30, 1995 was $52,000 and $1,000, respectively. The decrease in gain of $35,000, to $17,000 from $52,000, for the nine month period ended June 30, 1996 compared to the nine months ended June 30, 1995 resulted from a $5.0 million whole loan sale transaction during the 1995 period.

Gain on Sale of Mortgage Loan Servicing Rights: Gain on sale of mortgage loan servicing rights was $38,000 for the nine month period ended June 30, 1996. There was no gain on sale of mortgage loan servicing rights for the three month period ended June 30, 1996. The gain resulted primarily from the sale of the servicing rights on the Company's approximately $20.0 million land contract portfolio. The Company did not sell any mortgage loan servicing rights during the nine and three month periods ended June 30, 1995.

Other Income: Other income was $88,000 for the nine month period ended June 30, 1996. There was no other income for the nine month period ended June 30, 1995. Other income for the three month period ended June 30, 1996 was $28,000.

Compensation and Benefits: Compensation and benefits were $1.0 million for the nine month period ended June 30, 1996 compared to $912,000 for the nine month period ended June 30, 1995. The increase of $117,000, approximately 12.8%, resulted primarily from the acquisition of DMC, partially offset by staff reductions resulting from the closing of the Company's servicing office in Dallas, Texas. Compensation and benefits for the three month period ended June 30, 1996 were $322,000 compared to $421,000 for the three month period ended June 30, 1995. The decrease of $99,000, approximately 23.5%, resulted primarily from cost savings associated with the closing of the Dallas servicing office during the 1995 period together with cost savings associated with the consolidation of the Company's servicing operations in its Troy, Michigan office.

Office Occupancy: Office occupancy expense was $147,000 for the nine month period ended June 30, 1996 compared to $111,000 for the nine month period ended June 30, 1995. The increase of $36,000, approximately 32.4%, resulted primarily from the acquisition of DMC, which maintains a loan origination office in Minnesota and duplicate office occupancy expenses during the 1995 period when the Company consolidated its servicing operations in its Troy, Michigan office. Office occupancy expense for the three month period ended June 30, 1996 was $51,000 compared to $52,000 for the three month period ended June 30, 1995.

Office Supplies and Expense: Office supplies and expenses decreased to $269,000 for the nine month period ended June 30, 1996 from $405,000 for the nine month period ended June 30, 1995. The decrease of $136,000, approximately 33.6%, resulted from the consolidation of the Company's servicing and administrative offices in Troy, Michigan. During the 1995 period, the Company incurred supplies and other office expenses for both the Dallas, Texas and Troy, Michigan offices prior to the consolidation in Troy, Michigan. Office supplies and expenses for the three month period ended June 30, 1996 were $145,000 compared to $173,000 for the three month period ended June 30, 1995. The decrease of $28,000, approximately 16.2%, resulted primarily from duplicate expenses from operating both the Dallas, Texas and Troy, Michigan offices.

Professional Services: Professional services expenses for the nine month period ended June 30, 1996 were $98,000 compared to $271,000 for the nine month period ended June 30, 1995. The decrease of $173,000, approximately 63.8%, resulted primarily from additional expenses during the 1995 period resulting from the Company's reorganization and recapitalization. Professional service expenses were $37,000 for the three month period ended June 30, 1996 compared to $89,000 for the three month period ended June 30, 1995. The decrease of $52,000, approximately 58.4%, resulted from additional reorganization and recapitalization expenses during the 1995 period.

Provisions for Loan Losses: There were no provisions for loan losses for the nine month periods ended June 30, 1996 and June 30, 1995, respectively. A provision is determined by analysis of such factors as the prevailing level of loan delinquencies, anticipated reinstatement rates from the various stages of delinquency, and loss experience on similar loans serviced. The Company acts as the agent for the Mortgage Investor in filing the foreclosure action, and is indemnified for all costs, losses and claims resulting from the foreclosure process. Management believes that the reserve of approximately $182,000 remaining on the Company's books is sufficient to cover the limited amount of recourse exposure in the loan servicing portfolio. Essentially all of the Company's loan originations were sold with servicing released to the purchaser. The Company does not require a loan loss reserve for origination activities because generally it retains neither the loans nor the servicing rights of the loans originated. The Company's purchase during the three months ended December 31, 1994 of $355.0 million in principal amount of loan servicing rights resulted in the Company acquiring from a private, non-RTC seller servicing rights to a residential mortgage loan portfolio with no delinquency or foreclosure recourse to the Company. The DMC and ASC-PMSR portfolios were essentially without recourse to the Company. The investors for whom the portfolios are serviced by the Company are responsible for all costs, losses and claims resulting from the servicing of the loans, including loan delinquencies and foreclosure actions. Therefore no additional provision for loan losses is required for the $355 million acquisition of loan servicing rights and the DMC and ASC-PMSR portfolios. In the future, as the Company increases originations with servicing rights retained, the Company will review and adjust its provision for loan losses.

Amortization of Mortgage Loan Servicing Rights: Amortization of mortgage loan servicing rights for the nine month period ended June 30, 1996 was $810,000 compared to $317,000 for the nine month period ended June 30, 1995. The increase of $493,000, approximately 155.5%, resulted primarily from additional amortization due to the November 1994 acquisition of $355.0 million of mortgage loan servicing rights, the acquisition of the DMC mortgage loan servicing rights and the related ASC-PMSR. Amortization of mortgage loan servicing rights for the three month period ended June 30, 1996 was $270,000 compared to $152,000 for the three month period ended June 30, 1995. The increase of $118,000, approximately 77.6%, resulted primarily from additional amortization due to the acquisition of the DMC mortgage loan servicing rights and the related ASC-PMSR.

         Management expects that prepayment rates for servicing rights will remain constant or increase slightly. The effect of lower interest rates, resulting in potentially greater prepayment risk, is counterbalanced by the economic threat posed by inflation, which stabilizes or increases interest rates, thereby reducing prepayment risk. The Company anticipates that the long-term interest rates will range between 7.50% and 8.50%. The overall weighted average interest rate for the Company's portfolio is approximately 7.81%. Therefore, management believes that any material increase in prepayments would not take place until mortgage interest rates reach or drop below 7.00%. Currently long-term mortgage interest rates are approximately 8.00%.

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

Other Expenses: Other expenses were $262,000 for the nine month period ended June 30, 1996 compared to $163,000 for the nine month period ended June 30, 1995. Other expenses for the three month period June 30, 1996 were $26,000 compared to $53,000 for the three month period ended June 30, 1995.

Income Taxes: There was no income tax provision or benefit for the nine month and three month periods ended June 30, 1996. There was an income tax benefit of $72,000 for the nine period ended June 30, 1995 and an income tax provision of $6,000 for the three month period ended June 30, 1995. The tax benefit for the 1995 periods resulted from the Company's loss carry forward against intangible assets.


Liquidity and Capital Resources

         The Company's primary short-term liquidity requirements are for mortgage loan funding and advances that it is required to make related to its obligations as a servicer of loans. These requirements are generally met through short-term warehouse borrowings and from cash flow from operations. The Company also has longer term liquidity requirements, principally related to acquired mortgage loan servicing rights, which are funded with longer term debt.

         During the nine months ended June 30,1996 and the nine months ended June 30, 1995, the Company had a net decrease in cash and cash equivalents of $13,000 and $1.7 million, respectively. Net cash used in operating activities of $303,000 for the nine months ended June 30, 1996 and net cash provided by operating activities of $173,000 during the nine months ended June 30, 1995, reflect a net loss of $366,000 and $747,000, respectively, plus adjustments to net loss of $63,000 and $920,000, respectively, which consisted of non-cash amortization of mortgage loan servicing rights, an increase in accrued income and servicing receivables and the purchase and sale of mortgage loans held for sale and the proceeds from such sales. Net cash provided by investing activities was $137,000 for the nine months ended June 30, 1996 and net cash used in investing activities was $5.0 million for the nine months ended June 30, 1995. Net cash provided by financing activities was $153,000 million and $3.1 million, respectively, for the nine month periods ended June 30, 1996 and June 30, 1995, and was primarily due to an increase in warehouse borrowings and an increase in term debt, respectively.

         Changes in the level of mortgage loans held for sale and related warehouse debt reflect, among other factors, the general level of, and trends in, mortgage interest rates, the seasonality of home purchase activity and the discontinuance of manufactured home lending activities and the shift to one-to-four family residential mortgage lending.

         In order to finance a portion of the acquisition of the $355.0 million in mortgage loan servicing rights, on November 18, 1994, the Company entered into a nonrevolving 36-month loan agreement with Franklin Federal Bancorp ("Franklin") in the amount of $2.0 million which enabled the Company to finance the purchase of mortgage loan servicing rights. The Franklin term loan was refinanced with part of the proceeds from a term loan from First Bank (see below). The remainder of the $3.3 million purchase price for the $355.0 million in mortgage loan servicing rights was funded from proceeds from the sale of manufactured housing servicing rights and funds on hand (primarily from the proceeds of FIS Inc.s' private offering of preferred stock, common stock and warrants).

         On April 28, 1995, the Company acquired all of the issued and outstanding stock of DMC, the ASC-PMSR and related assets for approximately $2.89 million. The Company had the right, within one year, to require the repurchase or correction of any loans acquired in the transaction that do not meet certain Agency eligibility standards. The Company has filed a timely repurchase notice with ASC. As of the date hereof, management believes that approximately $500,000 of the loans acquired do not meet such standards.

     The Company obtained a portion of the funds used to purchase DMC and the other assets discussed above from two loans- a $695,489 loan from Barnett Bank ("Barnett") and a $675,000 loan from Inter Savings Bank, fsb ("ISB"). The Barnett loan accrues interest at .75% over Barnett's prime rate; interest only payable monthly and the principal was due and payable on or before April 27, 1996. In April 1996, in consideration of the payment of an extension fee by the Company equal to .25% of the Barnett loan amount ($1,739), Barnett extended the due date of the loan to July 26, 1996. In August 1996, in consideration of the payment of an extension fee by the Company equal to .25% of the Barnett loan amount ($1,739), Barnett extended the due date of the loan to September 27, 1996. The Barnett loan is principally secured by specific assets (bonds, certificates of deposit, treasury notes and shares of stock) of certain stockholders of the Company. The Company has allocated some of the net proceeds from its planned initial public offering ("IPO"), currently in registration (see below), to pay off the Barnett loan. The ISB loan accrued interest at the rate of 10% per annum. All the principal and accrued interest under the ISB loan were repaid on August 30, 1995. Management paid the balance of the purchase price and repaid the ISB loan from the proceeds of a $4.0 million term loan from First Bank (see below).

         On August 30, 1995, the Company entered into a credit agreement with First Bank, pursuant to which First Bank committed to loan the Company up to $4.0 million ("First Term Loan") and provide a warehousing facility to the Company of up to $5.0 million ("First Warehousing Facility").

         As of the date hereof, the Company's outstanding principal balance under the First Term Loan is $3.4 million. The Company used the proceeds from this loan to pay the balance of the purchase price for DMC, the ASC-PMSR and related assets, to repay the ISB loan and repay the Franklin term loan. Principal under the First Term Loan accrues interest at the fixed rate of 2.75%. Interest is payable monthly and five percent of the principal balance is payable quarterly. All remaining principal and accrued interest is payable on or before August 30, 2000 or sooner in the event of a default. Events of default include failure to make required payments, breaches of the terms, representations or warranties under the First Credit Agreement and related documents, insolvency and material judgments. The Company must also maintain the following minimum financial criteria (as defined in the First Credit Agreement): "Adjusted
Tangible  Net Worth"  ("ATNW")  must be at least  $2.7  million;  the  "Adjusted
Leverage Ratio" ("ALR") must be no greater than 4.0-to-1.0; the "Debt Service Coverage Ratio" ("DSCR") must be at least 1.2-to-1.0; the aggregate principal balance of mortgage loans serviced must be at least $500 million; and the report the of the independent auditor in the Company's audited consolidated financial statements cannot contain a "going concern" explanatory paragraph.

         The Company is in default under the DSCR financial requirement of its credit agreement with First Bank ("First Credit Agreement") concerning the First Term Loan and its warehousing facility First Warehousing Facility with First Bank. The Company's DSCR at June 30, 1996 was 1.07 to 1.00. The Company has requested and received a waiver of this default until September 30, 1996 and has discussed with First Bank alternative actions to bring the Company into compliance with all provisions of the First Credit Agreement. In March, 1996 the Company converted $503,000 of debt to equity in the form of Series B Preferred Stock. As a result of this conversion as of March 31, 1996 the Company was in compliance with the minimum ATNW and ALR requirements which, prior to the conversion, had been in default. First Bank has required that the Company suspend payments of all preferred stock dividends, approximately $69,000 on a quarterly basis, until the Company is in full compliance with all terms and provisions of the First Credit Agreement.

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

         The First Warehousing Facility permits the Company to finance mortgage loan acquisitions and originations up to an aggregate of $5.0 million. Advances under the Facility may not exceed 100% of the "Warehouse Collateral Value" of the eligible mortgage loans ("WCV"). The WCV is the lesser of: (a) 98% of the lesser of the origination or acquisition price of the mortgage loan; the weighted average purchase price under a Firm or Standby Take-Out Commitment (a commitment from an investor to purchase a mortgage loan within a specific time period, under which commitment, respectively, the Company is obligated or has the right to sell the mortgage loan); or the fair market value of the mortgage loan; and (b) 100% of the remaining unpaid principal balance of the pledged mortgage loan. A mortgage loan will be deemed to have no WCV if : (i) more than 90 days elapse from the date the mortgage loan was pledged; (ii) more than 45 days elapse from the date the mortgage loan was delivered to an investor for examination and purchase; (iii) more than 21 days elapse from the date certain Collateral documents were delivered to an investor for correction or completion;
(iv) a delinquency of at least 60 days occurred on the mortgage loan; (v) the mortgage loan ceases to be an eligible mortgage loan (i.e., it is not entirely owned by the Company, it does not qualify as an Agency eligible mortgage loan or it does not qualify for purchase under an existing Take-Out Commitment); or (vi) First Bank notifies the Company that, in its reasonable opinion, the mortgage loan is not marketable. Interest is charged based upon one of the following three methods: "Fixed Rate," "Reference Rate" or Floating Eurodollar Rate." The applicable method of interest calculation is at the option of the Company. The Fixed Rate is a rate equal to 2.75% for the Term Loan and 1.875% for the Warehouse Loan. The Company must maintain at First Bank unencumbered deposit balances equal to one hundred percent (100%) of the loan balances outstanding, plus, regulatory reserve requirements, in order to obtain the Fixed Rate. The Company maintains sufficient balances as of the date hereof to obtain the Fixed Rate. In the event that deposit balances drop below one hundred percent (100%) of the loan balances outstanding, the Company will pay a fee on the deficiency at a floating per annum rate which is tied to the "Libor Rate." The Reference Rate is equal to the bank's published rate for its customers, more commonly known as the "prime rate." The Floating Eurodollar Rate, more commonly known as the "Libor Rate," is based on the daily London Interbank Offered Rates as published in the Wall Street Journal, plus 1.875% for borrowing against the Warehouse Loan and 2.75% for borrowings against the Term Loan. The Company also pays a monthly facility fee of approximately $1,000. The Company must also maintain the above discussed minimum criteria. Payment under the First Warehousing Facility is secured by all assets of the Company.

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

         Pursuant to an agreement between the Company and the Government National Mortgage Association ("GNMA") that was in effect prior to February 1992, the Company was required to establish two restricted cash accounts totaling $1.0 million. Prior to September 30, 1994 and in accordance with the terms of this agreement, the Company had withdrawn approximately $300,000. In February 1995, GNMA reduced the restrictions placed on these Company cash accounts thus releasing approximately $700,000 in funds to the Company for the use in its operations.

         The Company continues to maintain a restricted cash account in the amount of $255,000 which was established as the result of a loan sale and servicing agreement entered into in July, 1992. The Company can only use these funds to reimburse itself as servicer for expenses it advances in collection, bankruptcy and collateral protection concerning these loans. Additionally, the purchaser of these loans has a security interest in these accounts and may make claim to them to reimburse purchaser for losses attributable to loan defaults. The Company believes that this restricted cash amount is sufficient to cover any future collection, bankruptcy and collateral protection losses and expenses related to these loans.

         During 1996, the Company raised $200,000 in a private offering by selling to a foreign investor 58,608 shares of Series C Preferred Stock which are convertible into approximately a like number of freely tradable shares of Common Stock, and, 150,000 warrants that are exercisable into a like number of shares that are freely tradable beginning 41 days after their issuance. The Company used the proceeds therefrom to pay professional fees related to the IPO.

Planned Initial Public Offering

         The Company has filed a registration statement with the Securities and Exchange Commission to register shares of its common stock and common stock purchase warrants for sale to the public. The Company hopes to raise approximately $5.7 million in net proceeds from the IPO. Management hopes, but cannot assure, that the IPO will be completed in August 1996. No assurance can be given as to if or when the IPO will close.

Potential Liability. HOFCA has received informal notice from GNMA of a potential claim wherein the Company, under its former ownership and management, allegedly overcharged GNMA under the terms of certain sub-servicing agreements. Management believes that this claim is essentially without merit and special counsel to the Company has reviewed the claim and the relevant transactions and has informed the Company of its belief that there are reasonable defenses to GNMA's claim in any amount which might be material to the Company. However, if this matter results in substantial liability, the Company's business could be materially adversely affected.

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

                           HOMEOWNERS FINANCIAL CORP.



Dated:  August 14, 1996               /s/ Christian W. Pfluger, III
                                      -----------------------------
                                      Chrisitan W. Pfluger, III, President
                                      Chief Executive Officer




                                      /s/ Joseph W. Traxler
                                      -----------------------------
                                      Joseph W. Traxler, Treasurer,
                                      Chief Financial Officer