Form 10KSB
period 1996-09-30
HOMEOWNERS FINANCIAL CORP
filed 1997-01-21
CIK 932268

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended September 30, 1996

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             Commission File No. 0-25744

                           HOMEOWNERS FINANCIAL CORP.
                 (Name of small business issuer in its charter)

             Delaware                                   13-2747380
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           2075 West Big Beaver Road, Suite 550, Troy, Michigan 48084
     (Address of principal executive offices)                (Zip Code)

Issuer's telephone number (800) 723-6001

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, Class A Common Stock Purchase Warrants

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
                                                                 Yes _X_  No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

The Issuer's revenues for its fiscal year ended September 30, 1996 were
$3,237,000

The aggregate market value of the voting stock held by non-affiliates (1) of the registrant based on the last sale price of such stock, as of January 16, 1997 is $5,969,439 based upon $3.00 multiplied by the 1,989,813 Shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1996 and January 16, 1997 was 4,131,213 shares and 4,133,313 shares, respectively, all of one class of $.01 par value Common Stock.

(1) Affiliates for purposes of this item refers to those persons who, during the preceding three months, were officers, directors and/or owners of 5% or more of the Company's outstanding stock.

      DOCUMENTS INCORPORATED BY REFERENCE See Item 13. Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

                           HOMEOWNERS FINANCIAL CORP.
                                   Form 10-KSB
                          Year Ended September 30, 1996

                                Table of Contents
PART I                                                                    Page
------                                                                    ----
Item 1.  Business............................................................1

Item 2.  Properties.........................................................23

Item 3.  Legal Proceedings..................................................24

Item 4.  Submission of Matters to a Vote of
           Security Holders................................................ 25


Part II
-------
Item 5.  Market for Common
           Equity and Related Stockholder Matters...........................25

Item 6.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations....................26

Item 7.  Financial Statements...............................................41

Item 8.  Changes in and Disagreements with
           Accountants on Accounting and
             Financial Disclosures..........................................41

Part III
--------
Item 9.  Directors, Executive Officers, Promoters
           and Control Persons; Compliance with
             Section 16(a) of the Exchange Act..............................42

Item 10. Executive Compensation.............................................44

Item 11. Security Ownership of Certain Beneficial
           Owners and Management............................................46

Item 12. Certain Relationships and Related
           Transactions.....................................................48

Part IV
-------
Item 13. Exhibits and Reports on Form 8-K...................................49

Signatures..................................................................51

Supplemental Information and Exhibits.......................................52

Financial Statements.......................................................F-1

                                     PART I


Item 1.  Business.

GENERAL

   Homeowners Financial Corp. (the "Company") is a full service mortgage banking company that services, originates, acquires and markets mortgage loans secured primarily by residential properties located in 48 states and the District of Columbia. All of the Company's substantive operations are conducted by Developers Mortgage Corp. ("DMC"), a wholly-owned subsidiary, and by Home Owners Funding Corp. of America ("HOFCA"), a subsidiary of FIS, Inc. ("FIS"). FIS is a wholly-owned subsidiary of the Company. During the fiscal year ended September 30, 1996, the Company's primary sources of revenues were mortgage loan servicing (77.8%) and mortgage loan originations (9.0%). The Company utilizes Homeowner's Financial Structured Finance Corporation, a wholly-owned subsidiary, solely for issuing certain mortgage pass-through securities. During the year ended September 30, 1996, the Company realized a net loss of $.7 million on revenues of $3.2 million.

   The Company's principal business activities are mortgage loan servicing and mortgage loan origination. Mortgage loan servicing includes collecting and processing homeowners' monthly mortgage loan payments, remitting payments of principal and interest to the investors who invested in the mortgages ("Mortgage Investors"), maintaining escrow accounts for the payment of taxes and insurance on behalf of borrowers, processing loan defaults and other general administrative functions.

   As of September 30, 1996, the Company's mortgage loan servicing portfolio aggregated approximately $587.6 million in unpaid principal balance.

   During the year ended September 30, 1996, mortgage loans originated by the Company totalled $19.1 million.

   The Company originates mortgage loans on a retail and wholesale basis. The Company receives an origination fee for each retail loan it closes and also earns fees for other origination functions. The Company sells the mortgage loans it originates to Mortgage Investors in the secondary mortgage market ("Secondary Market") and, from time to time, retains the servicing rights associated with the loans. The Company does not speculate on fluctuations in interest rates and, therefore, uses forward sales commitments to hedge against such fluctuations. When the Company retains mortgage loan servicing rights, the rights are then added to the Company's mortgage loan servicing portfolio, and the Company receives mortgage loan servicing income over the life of the loans. The Company typically holds the loans for 7 to 90 days prior to delivering them to Mortgage Investors in the Secondary Market and generally earns a net interest spread on the loans during that time period.

   Unless the text indicates otherwise: (i) all references herein to the Company, include its three subsidiaries and HOFCA; and (ii) all data related to mortgage banking operations includes the operations of HOFCA and DMC and the mortgage loan servicing rights acquired from Aurora Service Corp. ("ASC") (the servicing rights acquired from ASC are hereinafter referred to as "ASC-PMSR"), even though the foregoing companies and assets were not necessarily owned by the Company for all or part of the periods discussed.

MORTGAGE LOAN SERVICING

MORTGAGE LOAN SERVICING

   Mortgage loan servicing primarily consists of receiving payments from mortgagors on mortgage loans; remitting principal and interest to various Mortgage Investors; receiving, escrowing and paying real estate taxes and homeowner's insurance; monitoring escrow accounts on certain loans and adjusting monthly payments to reflect changes in amounts required to be escrowed and, with regard to adjustable rate mortgages ("ARMs"), changes in interest rates. The Company also acts to rectify payment delinquencies through collection and, if necessary, foreclosure.

   Mortgage Investors include the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA") (collectively, the "Agencies") and other private investors that include, but are not limited to, brokerage houses, banks, savings and loan associations, insurance companies and other institutional and individual financial investors.

   Servicing of mortgage loans is generally done in accordance with the terms of a servicing agreement (or in the case of servicing done on behalf of Agencies, Seller/Servicer Agreements) ("Servicing Agreements"). Servicing Agreements provide the general terms and framework under which loan servicing is to be performed and provide mechanisms for reporting the results of, among other things, each month's mortgage loan servicing activity to the Mortgage Investors. Servicing Agreements also delineate the compensation available to the Company for servicing the loans, including but not limited to servicing fees, late charges and other forms of ancillary income, as well as the expenses which the Company is responsible for and any risk of loss to which the Company has accepted exposure. Such Agreements may give the Mortgage Investor certain rights to seize, without compensation to the Company, the mortgage loan servicing rights for violations and/or breaches in the Agreement.

   The following represents information with regard to loan servicing activities for the major Mortgage Investors as of September 30, 1996.

                                                     UNPAID
                                                    PRINCIPAL      PERCENTAGE
INVESTOR NAME                                     BALANCE (UPB)      OF UPB
-------------                                     -------------    ----------
                                                   ($000,000)
FHLMC                                                $309.0           52.59%
FNMA                                                  115.8           19.71%
Riggs                                                  44.3            7.54%
Virginia Housing                                       31.8            5.41%
MAGNA Funding                                          26.0            4.42%
GNMA                                                    0.5            0.09%
Other                                                  60.2           10.24%
                                                     ------          -------
   Total                                             $587.6          100.00%
                                                     ======          =======

      As of September 30, 1996, the Company's mortgage loan servicing portfolio aggregated approximately $587.6 million in unpaid principal balance and consisted of the following:


                                                  WEIGHTED      AVERAGE
    UNPAID PRINCIPAL     NUMBER      AVERAGE       AVERAGE     REMAINING
     BALANCE 9/30/96    OF LOANS    LOAN SIZE     INTEREST       TERM
    ----------------    --------    ---------     --------     ---------
       ($000,000)                    ($000)
         $587.6           9,130       $64.4         7.89%        244.1

      Mortgage loan servicing fees consist of a small portion of the interest collected on the outstanding principal balances on the mortgages being serviced. Excluded from such fees are additional income derived from late charges and charges for other ancillary mortgage loan servicing activities. The Company also receives revenues from interest income earned on mortgage loans while they are held pending sale to Mortgage Investors in the secondary market (as hereinafter defined), gains on the bulk sale of mortgage loans and gains from the bulk sale of mortgage servicing rights. Such service fees are collected as part of regular mortgage payments.

      As of September 30, 1996, the Company's mortgage loan servicing fees (in basis points) averaged as follows:

                MANUFACTURED             1-4 SINGLE               MULTI-
                   HOUSING            FAMILY RESIDENCES           FAMILY
                ------------          -----------------           ------
                    140.2                   33.2                    7.9

      The Company analyzes the rate at which it anticipates the various underlying mortgage loans may prepay. If loans prepay faster than anticipated, the Company will realize less income over time than it anticipates. When analyzing loan portfolios for purchase, the time which a loan can be expected to produce income is an important factor in determining the value of those rights. Generally, loans with a shorter life have less value than those with a longer expected life.

      In an attempt to determine the estimated life of a specific loan or group of loans (sometimes referred to as pools or portfolios), the Company reviews established criteria regarding such prepayments as made available from various brokerage houses for such loan groups as FNMA, GNMA, FHLMC and others. These brokerage houses estimate the speed at which loans will prepay based on, among other things, interest rate changes ("Speeds"). Speeds are calculated from mathematical algorithms based upon, in many cases, actual experience of the portfolio or, in other cases, assumed portfolio characteristics. These estimated Speeds are then useful in determining the length of time that the income stream will be available after purchase of the mortgage loan servicing rights.

SUB-SERVICING. Sub-servicing consists of providing certain loan administration services on behalf of another entity that has ownership of the mortgage loan servicing rights and primary servicing responsibility for specified loans. Sub-servicing fees are usually agreed to be paid on a per loan basis calculated as a monthly or annual dollar amount, rather than as a percentage of monthly loan collections. Although sub-servicing fees are typically less than would be received for primary servicing, such arrangements can be attractive for several reasons. First, no capitalized expense or third-party financing is normally required to acquire such sub-servicing rights. Second, sub-servicing can be used to employ otherwise under-utilized servicing capacity. Third, risk of default and liability for advances is generally borne by the primary servicer. Currently, sub-servicing does not provide a significant portion of the Company's revenues.

                   SELECTED MORTGAGE SERVICING PORTFOLIO DATA

                                            AS OF SEPTEMBER 30,                    AS OF SEPTEMBER 30,
                                                   1996                                    1995
                                     AGGREGATE                  % OF        AGGREGATE                  % OF
                                   PRINCIPAL BAL                TOTAL     PRINCIPAL BAL                TOTAL
                                   -------------               ------     -------------               ------
                                     (IN $000)                              (IN $000)
Loan Type:
   Federal Housing
   Administration ("FHA")            $ 58,024.8                  9.88%      $ 64,472.1                  9.36%
   Department of Veterans
   Affairs ("VA") (subserviced)        10,996.0                  1.87%        14,034.2                  2.04%
   Multi family                        52,589.3                  8.95%        53,176.0                  7.72%
   Land contracts                           -0-                  0.00%        21,579.7                  3.13%
   Conventional                       465,994.0                 79.30%       535,196.4                 77.75%
                                     ----------                ------       ----------                ------
Total Servicing
   Portfolio                         $587,604.1                100.00%      $688,458.4                100.00%
                                     ==========                =======      ==========                =======
Number of Loans                                       9,130                                 12,248
Avg. Loan Size                                      $64,360                                $56,210
Weighted Avg.
   Interest Rate                                       7.89%                                  7.85%
Weighted Avg.
   Remaining Maturity                                 244.1                                  240.2

      The Company is a nationwide servicer with loans in 48 states and the District of Columbia. At September 30, 1996, the servicing portfolio included predominantly fixed rate loans, with ARMs making up only 3.4% of the total number of loans and 4.1% of the outstanding principal balance. Other loan types (buydowns, graduated payment mortgages, call/balloon loans and government subsidy loans) represented 2.1% of the total number of loans and 3.7% of the outstanding principal balance.

      The following table sets forth certain information regarding the interest rate composition of the Company's servicing portfolio at September 30, 1996.

                          BREAKDOWN BY INTEREST RATE OF
                          MORTGAGE SERVICING PORTFOLIO

                                                                          PERCENT
                                     LOAN      PERCENT     PRINCIPAL   OF PRINCIPAL
INTEREST RATE                       COUNT      OF LOAN      BALANCE       BALANCE
-------------                       -----      -------     ---------   ------------
                                                          ($000,000)
0.00 to   6.99%                     1,538       16.85%      $118.8         20.22%
7.00 to   7.99%                     2,587       28.33%       253.1         43.07%
8.00 to   8.99%                     2,229       24.41%       115.7         19.69%
9.00 to   9.99%                     1,183       12.96%        55.3          9.41%
10.00 to 10.99%                       458       5.02%         20.5          3.49%
11.00 and over                      1,135       12.43%        24.2          4.12%
                                    -----      ------       ------        ------
Total                               9,130      100.00%      $587.6        100.00%
                                    =====      ======       ======        ======

      To lessen the risks associated with geographic concentration, management seeks to maintain diversification in the composition of its servicing portfolio. The following table provides certain information regarding the geographic distribution of the Company's servicing portfolio at September 30, 1996.


                             GEOGRAPHIC DISTRIBUTION
                         OF MORTGAGE SERVICING PORTFOLIO
                            AS OF SEPTEMBER 30, 1996

                                                                                 PERCENT
                                           LOAN        PERCENT     PRINCIPAL  OF PRINCIPAL
STATE                                      COUNT       OF LOAN      BALANCE      BALANCE
-----                                     ------       -------     ---------  ------------
                                                                  ($000,000)
California                                1,692         18.53%     $189.7         32.28%
Maryland                                    197          2.16%       74.4         12.66%
Virginia                                    733          8.03%       67.2         11.44%
New York                                  1,611         17.65%       57.5          9.79%
Washington                                  528          5.78%       45.1          7.68%
Minnesota                                   974         10.67%       20.6          3.51%
Texas                                       409          4.48%       24.7          4.20%
North Dakota                                473          5.18%       11.3          1.92%
Illinois                                    183          2.00%       12.8          2.18%
Florida                                     218          2.39%       10.7          1.82%
Michigan                                    748          8.19%       10.2          1.74%
Colorado                                     70          0.77%        4.1          0.70%
Others                                    1,294         14.17%       59.3         10.08%
                                          -----        ------      ------        ------
   Total                                  9,130        100.00%     $587.6        100.00%
                                          =====        ======      ======        ======

   The seasoning of a servicing portfolio can be a factor contributing to prepayment risk. The following table sets forth certain information regarding the age of the mortgage servicing portfolio at September 30, 1996.




                           BREAKDOWN BY AVERAGE AGE OF
                          MORTGAGE SERVICING PORTFOLIO

                                                                       PERCENT
                                LOAN       PERCENT     PRINCIPAL    OF PRINCIPAL
ORIGINATION YEAR               COUNT       OF LOAN      BALANCE        BALANCE
----------------               -----       -------     ---------    ------------
                                                       ($000,000)
PRE 1986                       3,153         34.54%      $107.5         18.30%
1986                             311          3.41%        12.7          2.16%
1987                             261          2.86%        13.6          2.31%
1988                             153          1.68%        12.0          2.04%
1989                             150          1.64%         8.0          1.36%
1990                             188          2.06%         8.7          1.48%
1991                             222          2.43%        11.8          2.01%
1992                             550          6.02%        50.3          8.56%
1993                           2,279         24.96%       251.9         42.87%
1994                           1,463         16.02%        93.2         15.86%
1995                             315          3.45%        14.2          2.42%
1996                              85          0.93%         3.7          0.63%
                               -----        ------       ------        ------
   Total                       9,130        100.00%      $587.6        100.00%
                               =====        ======       ======        ======


      The following table sets forth information regarding the sources of additions and reductions in the servicing portfolio:

                           ADDITIONS AND REDUCTIONS TO
                          MORTGAGE SERVICING PORTFOLIO


                                               FISCAL YEAR ENDED
                                                  SEPTEMBER 30,
                                           -------------------------
                                              1996           1995
                                           ----------     ----------
                                             ($000)         ($000)
                                           ----------     ----------
Beginning Balance                          $  688,458      $  64,249
Additions                                      52,546        773,688
Reductions:
   Loans Paid Off                             (52,279)       (35,871)
   Foreclosures                                (1,090)          (408)
   Sales and Transfers                        (79,399)      (100,565)
   Payments                                   (20,632)       (12,635)
                                           ----------     ----------
         Total Reductions                    (153,400)      (149,479)
                                           ----------     ----------
Ending Balance                             $  587,604     $  688,458
                                           ==========     ==========

MORTGAGE LOAN SERVICING ACQUISITIONS

      The Company actively pursues selective acquisitions of mortgage loan servicing rights through bulk acquisitions. Overall, the Company utilizes acquisitions as a means to increase the size of its mortgage loan servicing portfolio in order to take advantage of economies of scale in servicing mortgage loans, to diversify the risks associated with geographic concentration and to enhance the revenue generating capacity of the Company's operations. In considering potential acquisitions, the Company examines each mortgage loan servicing portfolio's individual characteristics as well as its effect upon the composition of the Company's overall mortgage loan servicing portfolio. The Company focuses its acquisition activities on residential mortgage loan servicing rights, however it might on rare occasions acquire a small volume of commercial mortgage loan servicing rights in conjunction with the purchase of a larger mortgage loan servicing portfolio.

      The Company bases the prices it pays for mortgage loan servicing rights on the net present value of the estimated future cash flows of the mortgage loan servicing assets being acquired. The Company employs a computer simulation model to project and value cash flow streams after management has evaluated each mortgage loan servicing portfolio. Some of the factors that determine mortgage loan servicing value include servicing portfolio-specific characteristics such as principal balance, geographic dispersion, weighted average interest rate, weighted average remaining maturity, custodial balances and weighted average servicing fee rate. The model also incorporates projections for future prepayment rates and delinquency ratios. The Company bases its assumptions for these factors on historical and expected experience rather than on conditions prevailing at any one point in time. Management determines an acceptable discount rate to apply to projected cash flows after considering mortgage loan servicing portfolio risk, market conditions and the Company's own internal return requirements.

      The Company conducts a due diligence review of each party with whom it contracts to purchase mortgage loan servicing rights. The procedure includes a financial review, verification of information regarding the product being purchased and a review of the seller's origination, marketing and servicing procedures, as applicable. Purchase contracts require sellers to provide representations and warranties relative to the mortgage loans and prior servicing activities at least as comprehensive as those the Company must make to the applicable Mortgage Investor. In the event such representations or warranties are breached, the Company requires the seller to repurchase the affected loan at its current principal balance plus other charges and expenses or to indemnify the Company against any losses or costs associated with the breach whichever is applicable under Mortgage Investor or Agency guidelines. These contractual remedies reduce the Company's exposure to losses on acquired mortgage loan servicing rights.

      Subsequent to entering into a definitive agreement to purchase a specific portfolio, the Company, together with the seller, usually must request in accordance with standardized procedures permission from the Mortgage Investor to transfer the mortgage loan servicing rights from the seller to the Company. Each Mortgage Investor has its own criteria for evaluation of such transfers, including the Company's current status as a "Seller/Servicer" for the particular Mortgage Investor. Such approval must be received prior to effecting the transfer of mortgage loan servicing rights.

      Most of the larger Mortgage Investors grant approval to be a Seller/Servicer on a national basis, without geographic restrictions. Generally, for a company to become a Seller/Servicer for a Mortgage Investor that company must: (i) have as its principal business purpose, the origination and servicing of mortgage loans; (ii) have demonstrated a proven ability to originate and service mortgage loans; (iii) be properly licensed or authorized to originate and service mortgage loans in the jurisdictions in which it does business; and
(iv) meet various net worth requirements as set by Mortgage Investors. Additionally, a Seller/Servicer must: (v) maintain quality control and management systems to evaluate and monitor the overall quality of its loan production and servicing activities; (vi) have in effect a fidelity bond and errors and omissions coverages that meet certain coverage requirements; and
(vii) agree to maintain, after approval as a Seller/Servicer, certain net worth standards. Seller/Servicers are required to provide Mortgage Investors with annual audited financial statements together with, in the case of GNMA, FNMA, and FHLMC, computations of required net worth and evidence of required insurance described in (vi) above. The Company is delinquent in filing this information with the requisite agencies. The Company has sought extensions from these agencies. FHLMC has granted the Company an extension through the end of January 1997; however, the Company has not received any response from the other Agencies. See "Government Regulations." All Mortgage Investors require written agreements between the Company and the Mortgage Investor detailing the requirements and duties of the parties. The Agencies, GNMA, FNMA and FHLMC, generally require a net worth of $250,000 plus additional net worth that represents a small percentage (for example, .20% for FNMA) of the outstanding principal balance of the loan portfolio serviced for the particular Mortgage Investor. As of the date hereof, the Company is in compliance with the requirements of Mortgage Investors, including those of GNMA, FNMA and FHLMC. No assurance can be given that the Company will continue to be in compliance with such minimum requirements or that any Mortgage Investor will not take action with respect to the Company's failure to timely file requisite financial statements and other information discussed above with Mortgage Investors.

BULK ACQUISITIONS. The Company makes selective bulk purchases of mortgage servicing rights from other mortgage bankers and financial institutions. Management believes the Company can continue to be a successful acquiror of bulk servicing packages by focusing on mortgage loan servicing portfolios that complement its servicing expertise. As a nationwide servicer, the Company has an advantage over smaller, regional mortgage bankers in bidding for geographically diverse mortgage loan servicing portfolios. The Company also has the systems, experienced personnel and financial resources needed to close and transfer mortgage loan servicing portfolios quickly. Finally, the Company's data processing systems give it the ability to efficiently service a wide variety of loan types under assorted Mortgage Investor reporting and remittance requirements. The Company acquired no bulk loan servicing during the fiscal year ended September 30, 1996.

FLOW ACQUISITIONS. Under flow acquisition agreements, the Company may enter into contracts to purchase specific volumes of mortgage loans and servicing rights with certain specified characteristics over a set period of time at a pre-agreed price. The Company has developed the capacity for automated transfers for flow deliveries. However, The Company did not make any flow acquisitions during the fiscal year ended September 30, 1996. Management evaluates the flow market on an ongoing basis for opportunities and may enter into flow agreements in the future.

DELINQUENCY MANAGEMENT

      The Company collects servicing fees by deducting them from the interest portion of mortgage payments as they are received. When a loan is delinquent or foreclosed, such fees are not received and administrative expenses relative to that loan increase. With respect to loans serviced for Agencies and certain private Mortgage Investors, the Company generally must advance mortgage payments to the Mortgage Investor whether or not they are received from borrowers and advance other expenses relating to the foreclosure and disposition of the collateral. The Company is reimbursed for such advances out of foreclosure or liquidation proceeds or by the Agencies or private mortgage insurers that insure or guarantee the loans. At its option, the Company may purchase foreclosed loans out of mortgage-backed securities ("MBS") pools prior to receipt of liquidation proceeds or proceeds of insurance claims which, in effect, limit the amount of principal and interest advances that must be made. The Company funds such advances, including foreclosure expenses, not covered by Mortgage Investors from working capital.

      The Company utilizes a non-proprietary automated collection and delinquency control system and has formulated comprehensive policies and procedures for the management of loans in default within the parameters set by Mortgage Investor and insurer guidelines. Collection efforts may begin when a loan is as few as nine days delinquent. The system maintains status information, records of mortgagor contacts and loan servicer reports. Historical collection activity for each loan is retained on-line and is available to all loan counselors. The system has the ability to automatically generate timely notices, letters and reports which comply with regulatory requirements on a state by state basis.

      FHA mortgage insurance and VA guarantees typically cover most of the foreclosure expenses and advances of the servicer for defaulted government loans. Private mortgage insurance companies provide similar coverage for insured conventional loans. FHA covers 100% of the principal balance of any insured loan, but typically does not cover two months of interest advances and approximately one-third of the legal fees associated with the foreclosure. Private mortgage insurers generally cover 25% of the original principal balance, but typically reimburse advances and other foreclosure expenses. A VA loan guarantee typically covers the lesser of: (i) 25% of the original loan balance or (ii) $46,000 for loans which exceed $144,000 and were originated since 1989 or $27,500 for loans originated prior to 1989. Notwithstanding this contractual limit, the VA historically had purchased a foreclosed property that it guaranteed at 100% of the remaining loan balance plus accrued interest. Beginning in 1985, however, the VA has occasionally elected to remit the maximum liability under its guarantee rather than to purchase the foreclosed property (known as a "VA No-Bid"). Accordingly, the Company is subject to increased foreclosure risk with regard to the VA loans in its mortgage loan servicing portfolio. During September 1995, the Company sold virtually all of the VA loans serviced by it with servicing rights released to the purchaser. When the VA issues a No-Bid for a defaulted loan in the Company's mortgage loan servicing portfolio, the Company acquires ownership of that property upon completion of the foreclosure sale.

      Property acquired through the foreclosure process and which is not conveyed to the FHA, VA or the Mortgage Investor is known as "real estate owned" or "REO." If the Company is forced to foreclose on a mortgaged property, it then must liquidate the property at an amount which in many cases results in a loss. Losses occur with respect to REOs primarily when sale proceeds of the property underlying the defaulted loan are less than the outstanding principal balance of the loan and the costs of holding and disposing of property. VA No-Bids are a common source of REOs. In some cases, however, the Company is able to avoid a VA No-Bid and the resulting transfer to REO by paying a portion of the outstanding principal balance of a defaulted VA loan on behalf of the borrower to the point it qualifies for conveyance to the VA (a "VA Buydown"). This procedure allows the Company to minimize its losses on such defaulted loans. By utilizing a VA Buydown, the Company is able to reduce the loss it might otherwise experience in connection with a VA No-Bid because the Company is able to avoid taking the property as a REO and incurring the carrying costs, marketing costs and administration costs associated with selling the property. The Company executes this procedure in every case where it believes that it is cost effective to do so.

      The Company's losses in connection with VA-Buydowns, or REOs from VA No-Bids and other sources (primarily comprised of unreimbursed interest expenses, legal fees and losses from the liquidation of related property) were as follows for the fiscal year ended September 30, 1996:

                   FISCAL YEAR ENDED SEPTEMBER 30, 1996
                  -------------------------------------
                  TOTAL LOSSES   NUMBER    AVERAGE LOSS
                      OF VA     OF LOANS     PER LOAN
                  ------------  --------   ------------
                     ($000)                   ($000)
                      $-0-        -0-          $-0-

      The Company's mortgage loan servicing portfolio consists primarily of loans which it services on a non-recourse basis. At September 30, 1996, the Company had the following recourse and partial recourse loans:

                  LOANS WITH COMPLETE RECOURSE AS TO PRINCIPAL

       TOTAL LOAN        NUMBER     TOTAL RECOURSE    NUMBER    PERCENTAGE OF
        PORTFOLIO       OF LOANS        LOANS        OF LOAN  TOTAL PORTFOLIO
       ----------       --------    --------------   -------  ---------------
       ($000,000)                    ($000,000)
         $587.6           9,130          $.5           69          .09%

                   LOANS WITH PARTIAL RECOURSE AS TO PRINCIPAL

                                     PARTIAL
       TOTAL LOAN        NUMBER     RECOURSE       NUMBER    PERCENTAGE OF
        PORTFOLIO       OF LOANS      LOANS       OF LOAN   TOTAL PORTFOLIO
       ----------       --------    --------      -------   ---------------
       ($000,000)                  ($000,000)
         $587.6           9,130       $1.1           86           .19

      The remaining loan servicing portfolio is serviced on a non-recourse basis without risk of loss to the Company other than expenses related to FHA and VA loans described above. As of September 30, 1996, the Company maintained allowances for uncollectible advances and other payments made with regard to servicing such loans as follows:

             TOTAL LOAN              ALLOWANCES             PERCENTAGE OF
              PORTFOLIO              FOR LOSSES            TOTAL PORTFOLIO
             ----------              ----------            ---------------
             ($000,000)              ($000,000)
               $587.6                   $.27                    .05%



                     Breakdown of Loan Delinquency Rates of
                          Mortgage Servicing Portfolio
                              At September 30, 1996


                                                                                  Percent of
                                           Loan      Percent of     Principal      Principal
Delinquency Status                         Count     Total Loans     Balance        Balance
------------------                         -----     -----------    ---------     ----------
                                                                      ($000)
30 Day                                      296         3.24%       $14,085.8        2.40%
60 Day                                      113         1.24%         5,352.0        0.91%
90 Day                                       57         0.62%         2,442.1        0.42%
120 Day                                     128         1.40%         2,997.3        0.51%
                                            ---         ----        ---------        -----
Net Delinquency                             594         6.50%       $24,877.2        4.24%
                                            ===         ====        =========        =====
Foreclosure                                  76         0.83%       $ 4,219.2        0.72%
Delinquent Bankruptcy                        30         0.33%       $ 1,054.2        0.18%


      The following table sets forth the Company's average delinquency rates expressed as a percentage of the number of loans in the mortgage loan servicing portfolio for the time periods indicated:

                     BREAKDOWN OF LOAN DELINQUENCY RATES OF
                          MORTGAGE SERVICING PORTFOLIO


                                               AS OF SEPTEMBER 30,
                                               -------------------
DELINQUENCY STATUS                              1996        1995
------------------                              ----        ----
30 Day                                          3.74%       3.33%
60 Day                                          1.08%       0.76%
90 Day                                          0.62%       0.32%
120 Day                                         1.42%       0.88%
                                                ----        ----
Net Delinquency                                 6.86%       5.29%
                                                ====        ====
Foreclosure                                     0.47%       0.26%
Delinquent Bankruptcy                           0.28%       0.51%

      The Company maintains a reserve for estimated future foreclosure losses associated with the Company's responsibilities as servicer for loans. The required level of reserves is determined by monthly analysis of such factors as loan delinquencies, anticipated reinstatement rates from the various stages of delinquency and loss experience on similar loans serviced. The reserve is increased by provisions charged to earnings and by purchase price adjustments on certain acquisitions of mortgage loan administration contracts. The reserve is reduced by charge-offs, net of recoveries. The Company's reserve was $269,000 at September 30, 1996. While management believes that adequate reserves have been established, there can be no assurance that such a level of reserves will continue to be adequate in the future.

      REO is recorded at the lower of cost or fair value, less estimated selling cost, on its acquisition date and at the lower of such initial amount or current fair value, less estimated selling cost, thereafter. Differences between the carrying amount and fair value, less estimated selling cost, are charged to earnings through provision for foreclosure costs.

FUNDING OF THE PURCHASE OF MORTGAGE LOAN SERVICING RIGHTS

      The acquisition of $355.0 million in mortgage loan servicing rights during in the first quarter of fiscal 1995 was funded by a $2.0 million nonrevolving 36-month term loan from Franklin Federal Bankcorp ("Franklin"), from proceeds from the sale of manufactured housing servicing rights and funds on hand (primarily from the proceeds of FIS' private offering of preferred stock, common stock and warrants). The Franklin term loan was refinanced with part of the proceeds from a term loan from First Bank (the "First Term Loan"). See "Part II,
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

      The Company funded the acquisition of the ASC-PMSR from three loans - a $695,489 loan from Barnett Bank, a $675,000 loan from ISB and the First Term Loan (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources").

      The Company filed a registration statement with the Securities and Exchange Commission to sell to the public ("IPO") its Common Stock and Common Stock purchase warrants. The Company has allocated approximately $227,500 (minimum)/$3.525 million (maximum) from the net proceeds of its IPO to expand its mortgage loan servicing portfolio. Management anticipates that such funds will enable the Company to purchase servicing rights to mortgage loans with between $22.7 million (minimum) and $352.5 million (maximum) in principal balances. Management believes that it will be able to purchase additional mortgage loan servicing rights with approximately $75 million of outstanding principal balances using working capital of approximately $748,000 that will become available if and when the Company closes the minimum portion of its IPO. See "Part III, Item 12. Certain Relationships and Related Transactions."

MORTGAGE LOAN ORIGINATION

      The Company originates residential loans on a retail and wholesale basis, which, during the fiscal year ended September 30, 1996, consisted of $19.1 million in originations. The Company's originations primarily occurred in Minnesota ($14.3 million).

      Loan origination volume has been as follows:

                                         YEAR ENDED SEPTEMBER 30,
                                         ------------------------
                                     1996 LOANS              1995 LOANS
                                     ----------              ----------
                                     ($000,000)              ($000,000)
                                        $19.1                   $12.4


      During the fiscal year ended September 30, 1996, mortgage loans originated by the Company consisted of:

             TOTAL LOANS    MANUFACTURED       MULTI-        1-4 SINGLE
            ORIGINATIONS       HOUSING         FAMILY      FAMILY HOUSING
            ------------    ------------     ----------    --------------
             ($000,000)      ($000,000)      ($000,000)      ($000,000)
                $19.1           $-0-          $-0-              $19.1

      During the fiscal year ended September 30, 1995, mortgage loans originated by the Company consisted of:

             TOTAL LOANS    MANUFACTURED       MULTI-        1-4 SINGLE
            ORIGINATIONS       HOUSING         FAMILY      FAMILY HOUSING
            ------------    ------------     ----------    --------------
             ($000,000)      ($000,000)      ($000,000)      ($000,000)
                $12.4           $-0-             $-0-           $12.4

      The Company offers a broad menu of mortgage loan programs to borrowers. The staff maintains pricing matrices which include various product, rate and lock period combinations and has safeguards to ensure adherence to the Company's pricing standards and its underwriting guidelines. Loan origination personnel cannot commit to a loan that falls outside the parameters set on the pricing matrix. The Company's senior management can add, delete or adjust any program, rate, lock period or price at any time and has the sole authority to approve loans that do not conform to prevailing parameters.

      In addition, senior management is actively involved in the monitoring and setting of the various loan programs offered and related pricing structures.

      At present, the Company maintains one retail origination office located in Minnesota.

  SALES OF LOANS - SECONDARY MARKETING; RISK MANAGEMENT

      The Company sells the mortgage loans it originates through its retail operation in the Secondary Market in the form of whole loans and MBS. The Secondary Market consists of all mortgage transactions that occur after the original lender closes a loan. The Secondary Market matches excess demand for mortgage funds in one area with an excess supply in another and is a vehicle for linking the mortgage market with the broader capital market. Secondary Market transactions can involve two private lenders, a private lender and an Agency or a private lender and a private conduit company.

      The Company employs several methods of selling loans in the Secondary Market. FHA, VA and conventional conforming loans are typically pooled to form MBS issued or guaranteed by the Agencies. The Company then sells the securities it receives for the loans to investment banking firms that are primary dealers in government securities. The Company also sells conventional conforming whole loans to either FNMA or FHLMC for cash or to private Mortgage Investors when pricing conditions are favorable. Non-conforming conventional loans are sold directly to private Mortgage Investors, often servicing released.

      The Company's express policy is to hedge against, rather than speculate on, fluctuations in interest rates. The Company manages the interest rate risk associated with the origination of mortgage loans using hedging strategies, primarily forward sales of mortgage loans.

      The Company has identified fluctuations in interest rates as one of the most significant risks affecting the income potential of its mortgage loan origination activities.

      Interest risk management is putting into place hedging methodologies to budget and manage loss on the sale of loan production. The success of this risk management function rests on the ability to identify and monitor exposure as loans move through the origination process. The origination process is divided into two stages: the production stage - the time between the taking of the loan application from the borrower through the time of the loan closing; and the inventory stage - the time between the loan closing and the sale of the loan into the Secondary Market.

      The risk on loans which are already closed and warehoused is different than that of loans which have not closed or may not close. A determination of the precise amount of interest rate risk is made through the monitoring of the production stages of each loan and is based on such factors as whether the interest rate is locked, floating, fixed or adjustable; the maturity date; and the type of transaction (purchase/refinance). The estimated closing date as well as the scheduled delivery requirements of a particular product type and/or Mortgage Investor are additional determinants in this process. The Company's inventory control system tracks the loans in process and provides detailed information about the Company's loan production and loan status. This breakdown allows the Company to monitor both fallout and rate risk.

      Fallout risk is the risk of a borrower withdrawing the loan or having the loan rejected during the underwriting stage. During the production stage, fallout will manifest itself as the percentage of loans which fail to close. The primary reason applications are withdrawn is unexpected movements in interest rates. The loans in process will experience other fallout due to credit, appraisals, employment and deposit reasons. Fallout is monitored monthly through an inventory control system to compare rate lock-in and closing percentages. Currently, in order to minimize interest rate risk and manage loan pipeline fallout, the Company sells its loan production using individual loan-by-loan forward sale commitments under which the terms of the sale to the Mortgage Investor are determined prior to funding of the various loans.

      The following tables represent the information relative to loan fallout for the calendar years ended 1995 and 1994 for the Company:


            YEAR ENDED DECEMBER 31, 1995               YEAR ENDED DECEMBER 31, 1994*
            ----------------------------               -----------------------------

                                      (NUMBERS OF LOANS)

                         TOTAL                      TOTAL         TOTAL
       TOTAL LOANS      FALLOUT      PERCENTAGE     LOANS        FALLOUT      PERCENTAGE
        PROCESSED     ALL REASONS      FALLOUT    PROCESSED    ALL REASONS      FALLOUT
       -----------    -----------    ----------   ---------    -----------    ----------
           355             7             2.0%        3,461          20            0.6%

            YEAR ENDED DECEMBER 31, 1995               YEAR ENDED DECEMBER 31, 1994
            ----------------------------               ----------------------------

                                          ($000,000)

                         TOTAL                      TOTAL         TOTAL
       TOTAL LOANS      FALLOUT      PERCENTAGE     LOANS        FALLOUT      PERCENTAGE
        PROCESSED     ALL REASONS      FALLOUT    PROCESSED    ALL REASONS      FALLOUT
       -----------    -----------    ----------   ---------    -----------    ----------
          $35.4            $.5           1.4%       $144.0         $1.6           1.1%

* Consists of activity during the calendar year by HOFCA prior to the Company's acquisition of HOFCA.

      Price risk, the risk of declining prices, is the most familiar type of risk because it accurately reflects the exposure of the Company in a rising interest rate environment. This risk is created in the application stage of the loan, during loan origination, based on the terms of the lock-in agreements offered to the borrowers. The period of time that "un-locked" loans spend between the time loan documents are drawn and the loan is closed and is ready to ship to the Secondary Market, is also where rate risk must be estimated and hedged. The Company has established a delivery date system that allows it to match precise delivery dates of the loan to the settlement securities, Secondary Market or Mortgage Investors. Management believes that the production function; processing, underwriting, closing and disbursement activities of the Company, can play a major role in the control, management and the timing of loan closings.

      There are several pricing factors that are considered on a daily basis such as the type of loans, e.g. conventional or government, fixed rate or ARM, 15 year or 30 year terms. Loan lock-ins are closely monitored by the Company to insure the lock-in rates are in line with daily rates in the Secondary Market. In the event that the interest rate market experiences significant price and/or rate movement during the day, the Company reserves the right to change posted daily rates as required by market conditions. The Company may also limit lock-ins during periods of severe rate increases.


      The sale of mortgage loans may generate a gain or loss to the Company primarily as a result of two factors. First, the Company may make a loan to a borrower at a price (interest rate plus discount points) which is higher or lower than the Company would receive if it immediately sold the loan in the Secondary Market. These pricing differences occur most often as a result of competitive conditions in a market area. Second, gains or losses may result from changes in interest rates which affect the market value of the loan from the time a price commitment is given to a borrower until than loan is committed to an Mortgage Investor, which typically is a period of 7 to 90 days.

      To limit losses associated with borrower default, it is the Company's policy to sell all loans without recourse. As is customary in the industry, the Company makes representations and warranties relating to compliance with laws, regulations and program standards and to accuracy of information in the origination process. The Company may be required to repurchase a loan or indemnify the Mortgage Investor in the event of a material, incurable breach of such a representation or warranty. The Company historically has repurchased only a nominal number of loans and is often successful in correcting any deficiencies associated with a repurchased loan to enable remarketing and sale. During the year ended September 30, 1996, the Company repurchased eight loans with aggregate unpaid principal balances of approximately $189,000. During the year ended September 30, 1995, the Company did not repurchase any loans.

      To assure salability in the Secondary Market of loans that the Company plans to originate, the Company reviews retail loan documentation for credit worthiness and adequate security before funding or purchase. The Company has developed its own underwriting guidelines, which conform to or exceed the requirements set forth by the FHA, VA, FNMA, FHLMC, GNMA or private Mortgage Investors, as applicable.

      The Company uses a non-proprietary software program known as Mortgage Flex to manage many of the mortgage loan origination functions. The pipeline system monitors the loan pipeline and warehouse, maintaining an inventory of pertinent data on each loan. The commitment control system tracks master forward sale commitments and individual trades with Mortgage Investors.

UNDERWRITING

      All mortgage loan applications must be approved by the Company in accordance with its underwriting criteria, including loan-to-value ratios, borrower income qualifications, Mortgage Investor requirements, necessary insurance coverage and property appraisal requirements. Because a substantial majority of the individual mortgage loans originated by the Company may be sold directly to the FNMA or FHLMC, or pooled and exchanged for FNMA or FHLMC MBS, the Company's underwriting criteria for conventional conforming mortgage loans follow FNMA and FHLMC guidelines. The Company's underwriting standards for conventional mortgage loans that exceed the mortgage loan size limit established by FNMA and FHLMC (commonly referred to as "conventional nonconforming mortgage loans" or "Jumbo Loans") are designed to meet criteria established by private Mortgage Investors and the standards employed by the private mortgage insurers that the Company uses to insure those mortgage loans. Where conventional mortgage loans originated by the Company have a loan-to-value ratio greater than 80% at origination, that portion in excess of 80% is covered by private mortgage insurance.

QUALITY CONTROL

      The Company's quality control is performed by contract with Commonwealth Mortgage Assurance Corporation ("CMAC"), an unaffiliated company. The objective of quality control is to monitor overall mortgage loan quality to ensure that mortgage loan originations comply with the Company's quality standards as well as those of Mortgage Investors and mortgage insurers. CMAC re-underwrites and independently reverifies pertinent information and documentation used in the underwriting decision, reviews documentation for adequacy and accuracy and performs a desk review of the appraisal for each mortgage loan selected for review. CMAC reviews approximately 10% of the mortgage loans originated by the Company. Mortgage loans are selected for review based on a number of criteria, including loan-to-value ratios, self-employment, non-owner occupancy and cash-out refinancing. The quality review includes a full underwriting and regulatory compliance review as well as a reverification of credit, employment, income and source of funds. All material findings are submitted to the Company for response. A monthly summary report of quality control findings and trends is prepared for the Board of Directors and senior management. Quality control reports from CMAC since May 1995, when CMAC commenced quality control functions for the Company, revealed no material or reportable exceptions in the mortgage loan origination operations of the Company.

      Notwithstanding the foregoing, there can be no assurance that the Company's quality control procedures will prevent losses on the mortgage loans originated by the Company.

MORTGAGE LOAN ORIGINATION REVENUES AND EXPENSES

      The Company receives fees from borrowers for the origination of retail mortgage loans, generally in the range of one to two percent of the principal amount of the mortgage loans. The Company receives smaller fees in connection with the origination of wholesale mortgage loans because the originating institutions retain the majority of fees collected from mortgage loan applicants as compensation for their origination efforts. The Company may charge additional fees depending upon market conditions or the Company's objectives concerning mortgage loan origination volume and pricing ("points"). The Company incurs certain costs in originating mortgage loans, including commissions, overhead, out-of-pocket costs and, where the mortgage loans are subject to a purchase commitment from private Mortgage Investors, related commitment fees.

FUNDING OF MORTGAGE ORIGINATIONS AND PURCHASES

      The Company's warehousing facility with First Bank (the "First Warehousing Facility") permits the Company to finance mortgage loan acquisitions and originations up to an aggregate of $5.0 million. Advances under the Facility may not exceed 100% of the "Warehouse Collateral Value" of the eligible mortgage loans (see "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources"). Interest is charged based upon one of the following three methods: "Fixed Rate," "Reference Rate" or "Floating Eurodollar Rate." The applicable method of interest calculation is at the option of the Company (see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources"). The Company also pays a monthly facility fee of approximately $1,000. All principal and accrued interest is payable on or before May 29, 1997 or sooner in the event of a default. Events of default include failure to make required payments, breaches of the terms, representations or warranties under the Company's credit agreement with First Bank (the "First Credit Agreement") and related documents, insolvency and material judgments. The Company must also maintain the following minimum financial criteria (as defined in the First Credit Agreement): "Adjusted Tangible Net Worth" ("ATNW") must be at least $2.7 million; the "Adjusted Leverage Ratio" must be no greater than 4.0-to-1.0; the "Debt Service Coverage Ratio" ("DSCR") must be at least 1.2-to-1.0; the aggregate principal balance of mortgage loans serviced must be at least $500 million; and the report by an independent auditor in the Company's audited consolidated financial statements cannot contain a "going concern" explanatory paragraph.

      The Company was in default of the minimum ATNW, ALR and DSCR financial criteria as of September 30, 1996. See "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources." Payment under the First Warehousing Facility is secured by all of the assets of the Company.

      DMC funded its loan origination activities primarily through its former parent, ISB, until April 28, 1995, the date DMC was sold to the Company. Since then, DMC established tablefunding arrangements with its primary Mortgage Investors whereby these investors provide the funds at the mortgage closing and thereby substantially eliminate the concern over the liquidity requirements of loan fundings. The Company, with one exception, has phased out DMC's tablefunding arrangements. As a subsidiary of the Company, DMC now uses the First Warehousing Facility and, in addition, on June 26, 1996, the Company entered into a "repo" transaction to provide for an interim period additional loan funding capacity (see "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources").

                         MANAGEMENT INFORMATION SYSTEMS

      The Company maintains an in-house data processing system and uses non-proprietary software. The Mortgage System and Problem Loan Servicer are all on-line, real-time, integrated systems which give the Company control over work flow and the flexibility to respond to changing operating and market conditions. On June 1, 1995, DMC converted to the Company's data processing system.

      The Company operates a Data General Aviion 5225 computer complex running under the UNIX-VIS operating systems and the CICS teleprocessing monitor for mortgage banking applications. The high reliability and growth potential of this computer are key factors in management's future plans for expansion of the mortgage loan servicing portfolio and origination activities. Management believes that its MIS are capable of supporting a mortgage loan servicing portfolio of approximately 90,000 loans without a significant increase in capital expenditures. Currently, the Company services approximately 9,100 loans.

      The Company has a Disaster Recovery Plan pursuant to which it stores back-up materials and files on a daily basis. The Company routinely tests the plan to ensure that it can restore its data systems within minimal time periods if events so require.


                                   COMPETITION

      The mortgage banking business is highly competitive. The Company competes with financial intermediaries, such as other mortgage bankers, commercial banks, savings associations, credit unions, loan brokers and insurance companies in the origination of mortgage loans. The Company competes primarily by offering a broad menu of mortgage loan programs with competitive features, by emphasizing the quality of its service and by pricing its range of programs at competitive rates. Competition for mortgage loan servicing is equally diverse. Mortgage bankers, commercial banks and savings associations all engage in mortgage loan servicing activities, either for themselves or in subservicing arrangements for others, and each participates in the competitive bidding process associated with acquisitions of mortgage loan servicing portfolios. To the extent that market pricing becomes more aggressive, the Company may be unable to achieve its planned level of acquisitions at the desired cost. The Company plans to address this risk by expanding its origination activities as a source of additions to the mortgage loan servicing portfolio.

                             GOVERNMENT REGULATIONS

      The Company is subject to the rules and regulations of, and examinations by, FNMA, FHLMC, GNMA, FHA and VA (collectively for this discussion, the "Agencies"). The Company must obtain Agency and Mortgage Investor approvals to originate and/or service mortgage loans, and it is subject to various state licensing requirements. The Company is currently eligible and expects to remain eligible to participate in such programs; however, any significant impairment of its eligibility could have a material adverse impact on its operations. The Company is delinquent in filing financial statements and certain other information with the requisite Agencies. The Company has sought extensions from these Agencies. FHLMC has granted the Company an extension through the end of January 1997; however, the Company has not received any response from the other Agencies.

      The Company also is subject to regulation at the state and federal level with respect to specific origination, selling and servicing practices. Failure to comply, or to cure non-compliance, with these requirements can lead to loss of approved status to originate and/or service, termination of servicing contracts without or with limited compensation to the servicer, demands for indemnification or loan repurchase and class action suits by borrowers and administrative enforcement actions, including punitive damages.

      The Company maintains current records of regulatory requirements, disseminates such requirements to appropriate parties and reviews the procedures and controls implemented by the Company in response to regulatory requirements. Although the Company has systems, personnel and procedures to insure compliance with these requirements and believes that currently it is in compliance in all material respects with applicable requirements, significant and incurable noncompliance could have a material adverse effect on the financial condition and operating results of the Company. In addition, there can be no assurance that laws, rules and regulations will not be adopted or interpreted or cases decided in the future which could make regulatory compliance more difficult and/or more expensive.

      A material failure to service mortgage loans in accordance with contractual requirements may lead to termination of servicing rights without the payment of any compensation. Since the incorporation of HOFCA in October 1984 and DMC in 1976, to current management's knowledge, with one possible exception (see "Part I, Item 3. Legal Proceedings") there have been no terminations of servicing rights by Mortgage Investors because of a material failure to service according to contractual obligations.

      The payment of interest to borrowers on escrow balances is regulated at the state level, with most states not requiring the mortgage servicer to make any such payment. Federal legislation has been proposed that would establish uniform requirements with respect to payment of interest to borrowers on escrow balances and would otherwise regulate escrow accounts. Similar legislation was proposed in 1991 but was not enacted. If this or similar federal legislation is enacted in the future, it could have a material adverse effect on the Company's results of operations.

      The continuation of programs administered by FNMA, FHLMC and GNMA that facilitate the issuance of MBS materially impacts the Company's ability to generate funds by sale of mortgage loans or MBS. A significant portion of the Company's business is also dependant upon the continuation of various programs administered by FHA and VA. Although the Company is not aware of any proposed discontinuation of, or significant reduction in, the operation of such programs, any such action could have a material adverse effect on the Company's results of operations.

                                   SEASONALITY

      The mortgage banking business is generally subject to seasonal trends which reflect the pattern of home sales. These sales typically peak during the spring and summer and decline to lower levels from November through February. As a result, management anticipates that the Company's mortgage origination revenues and earnings typically will be higher in the second and third quarters of each calendar year than in the first and fourth quarters. Other aspects of the Company's business, such as servicing and acquisitions, are less affected by seasonality, except to the extent that the growth of the servicing portfolio is generally higher in periods of higher production.


                                    EMPLOYEES

      The Company currently has 31 employees consisting of three executive officers, 21 mortgage loan servicing personnel, five loan origination personnel and two administrative assistants. The Company presently leases its employees from a professional employer organization. There are no unions and management believes that employee relations are good. The Company anticipates that its current staff level is sufficient for its needs for the near future.


INTER SAVINGS BANK, FSB

      On April 10, 1995, the Company executed an agreement to purchase all of the issued and outstanding shares of Common Stock of Inter Savings Bank, fsb, a Federal Savings Bank organized under the laws of the United States, from Aurora Service Corp., formerly, Developers Service Corp. In November 1995, the Company terminated that agreement. While the Company may acquire ISB or another bank in the future, the Company has decided to concentrate on its mortgage banking activities. The Company had advanced $50,000 towards the ISB purchase price.



Item 2.     Properties.

      The Company's executive offices are located at the facilities of DMC, 2075 West Big Beaver Road, Suite 550, Troy, Michigan 48084, and consist of approximately 4,600 square feet of office space and approximately 938 square feet of storage space. The facilities are leased from an unaffiliated party pursuant to a lease that expires on October 31, 1998. The Company maintains an origination office at 7825 Washington Ave. South, Bloomington Minnesota 55439. The Bloomington office consists of approximately 3,700 square feet and is leased from an unaffiliated party pursuant to a lease that expires on November 30, 1999.

      The Company had offices in Waltham, Massachusetts, Charlotte, North Carolina, and Boca Raton, Florida. However, as part of the Company's restructuring, these offices were closed, respectively, in September 1994, October 1994 and June 1995. The Massachusetts lease termination was settled for $12,000. The North Carolina lease expired in March 1995 and the Florida lease was on a month-to-month basis (the Company has opened a new office in Boca Raton). In addition, the Company closed its former principal office in Dallas, Texas in August 1995. The Company had negotiated a partial termination of the Dallas lease (which expires in August 1997); however, the landlord recently commenced suit against HOFCA for the remaining rent due under the lease (see "Part I, Item 3. Legal Proceedings").

Item 3.     Legal Proceedings.

      Except as described below, the Company is not presently a party to any material litigation.

      In October 1994, HOFCA commenced an action in Texas District Court, Dallas County, for declaratory judgment against Messrs. Stouder, Wilson, Wyant, Dressler and Alderman (collectively "Former Principals"), the five former principals of HOFCA. The action was for a declaratory judgment relieving HOFCA of its obligations under employment agreements between HOFCA and the Former Principals due to breach of the employment agreements. In December 1994, three of the Former Principals answered the complaint; counterclaimed for declaratory judgment to the effect that HOFCA breached the employment agreements; and demanded damages as a result thereof. The other two Former Principals denied jurisdiction of the Texas Court and commenced actions against HOFCA in North Carolina Superior Court for damages for breach of the employment agreements. The Texas counterclaims did not specify the amount of damages sought. The North Carolina complaints each sought approximately $31,000 in damages plus "bonus compensation" under the agreements and liquidated damages in an amount equal to all of the foregoing damages. In February 1996, the parties settled all of the law suits. See Note 13 to the Company's Consolidated Financial Statements.

      In June 1996, Crescent Real Estate Fund, HOFCA's former landlord in Dallas, Texas, commenced an action in Texas District Court, Dallas County, for past due rent. The amount sought is not determinable from the complaint, but may be in excess of $200,000. HOFCA filed an answer denying the allegations and had the action removed to the U.S. Federal Court for the Northern District of Texas, Dallas Division. HOFCA disputes the amount owed and intends to vigorously defend the action. Management believes that there are a number of valid set offs and does not expect this action to have a material adverse impact on the financial position or operations of the Company. The Company has accrued $30,000 to settle this action, which amount represents its estimate of the balance due to the former landlord at the time that the lease was terminated.

      The Company has been informed by GNMA of a potential claim wherein the Company, under its former ownership and management, allegedly overcharged GNMA under the terms of certain sub-servicing Agreements. The claim alleges approximately $3.1 million in potential liability; however, the potential liability was projected based upon a review of only about one percent of the records of transactions performed by HOFCA under its agreements with GNMA. Management believes that these claims are essentially without merit and special counsel to the Company has reviewed the claim and the relevant transactions and has informed the Company of its belief that there are reasonable defenses to GNMA's claims in any amount which might be material to the Company. As of January

20, 1997, GNMA has made no formal claim or demand for payment or reimbursement under these terminated sub-service agreements. In the event that GNMA makes formal demand and the Company is required to pay a substantial amount, the Company's business may be materially adversely affected.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of Security Holders in the last quarter of the Company's fiscal year ended September 30, 1996.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      (a) Marketing Information -- The principal U.S. market in which the Company's Common Stock ($.01 par value, all of which are one class) is traded is in the over-the-counter market (Bulletin Board Symbol: "HOFC"). The Company's Common Stock and A Warrants have been conditionally approved for listing on the NASDAQ SmallCap Market upon the closing of the minimum portion of the Company's IPO (see "Part III, Item 12. Certain Relationships and Related Transactions"). Such listing is conditioned upon the Company demonstrating full compliance with all NASDAQ SmallCap criteria for initial listing at the closing of at least the minimum offering, the Company providing NASDAQ with information related to the IPO closing and the Company continuing to file with NASDAQ copies of all reports required to be filed with the Securities and Exchange Commission.

      The following table sets forth the range of high and low bid prices for the Company's Common Stock on a quarterly basis for the last ten quarters ended September 30, 1996, as reported by the National Quotation Bureau (which reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not necessarily represent actual transactions). As of January 16, 1997, the last sale price for the Company's Common Stock was $3.00 per share. The foregoing and following information should not be taken as an indication of the existence of an established public trading market for the Company's Common Stock.

                                                         BID PRICES
                                                    -------------------
                                                     HIGH          LOW
                                                    ------       ------
Quarter ended September 30, 1994*                   $ 1/16       $ 1/16
October 3, 1994 - October 17, 1994*                 $  3/8       $ 1/16
October 18, 1994 - December 30, 1994                $ 3.50       $ 3.00
Quarter ended March 31, 1995                        $4 1/8       $ 1.00
Quarter ended June 30, 1995                         $ 3.50       $ 1.00
Quarter ended September 30, 1995                    $ 4.25       $ 2.00
Quarter ended December 31, 1995                     $ 6.00       $ 2.00
Quarter ended March 31, 1996                        $ 6.00       $  3/4
Quarter ended June 30, 1996                         $ 6.50       $4 7/8
Quarter ended September 30, 1996                    $5 5/8       $ 4.75
Quarter ended December 31, 1996                     $4 7/8       $ 2.50

* Does not take into account the reverse split of the Company's Common Stock on a one-for-seven basis effected on October 14, 1994.

      (b) Holders -- There were approximately 236 holders of record of the Company's Common Stock as of January 16, 1997 inclusive of those brokerage firms and/or clearing houses holding the Company's common shares for their clientele (with each such brokerage house and/or clearing house being considered as one holder).

      (c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status, its contemplated financial requirements and cumulative dividends payable on the Company's outstanding preferred stock, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

      For information on the sale of equity securities by the Company during the fiscal year ended September 30, 1996 see "Item 12. Certain Relationships and Related Transactions."


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion of the results of operations and financial condition should be read in conjunction with the audited consolidated financial statements and related notes included herein.

      DMC and HOFCA are the Company's principal operating entities. The Company utilizes Homeowner's Financial Structured Finance Corporation, a wholly-owned subsidiary, solely for issuing certain mortgage pass-through securities. FIS, a wholly-owned subsidiary of the Company, also has no substantive operations other than those of HOFCA.

GENERAL

Effect Of Interest Rate Fluctuations. Long-term interest rates declined throughout the period from 1991 into 1993 and reached historically low levels in 1993. That interest rate environment generally favored loan origination activities. Such low interest rates normally expand the market demand for new loan financing, and increase mortgage loan activity and revenue associated with such operations. However, partly because of competition, the net interest margin earned on a given loan held for sale usually decreases in such an environment. Commencing in late 1993, interest rates increased until approximately mid-1995 and then generally declined until late February 1996. Since February 1996, long-term interest rates have increased approximately 100 basis points. While current interest rates are not high by historical standards, the increase in interest rates had a materially negative effect on loan origination volume throughout the industry during 1994 and early 1995. If interest rates increase, it is uncertain whether the Company will be able to maintain it's origination volume. If interest rates decrease, the Company's origination volume should increase.

      Lower interest rates generally have the effect of increasing prepayments in the Company's servicing portfolio because they tend to stimulate a higher level of home purchases and refinancing of existing mortgage debt. However, with the expansion of it's mortgage loan servicing rights acquisition activities, the Company has been able to add a significant volume of servicing rights to it's servicing portfolio. These acquisitions have served to offset the sale of manufactured housing loan servicing. If origination and acquisition activity cannot continue to replace prepayments, future loan servicing revenues will decline. Higher levels of loan prepayments also increase the Company's amortization of purchased mortgage servicing rights to reflect a shorter expected life of loans serviced. The Company's servicing portfolio carries a weighted average interest rate of approximately 7.89% resulting in stable and expected prepayment levels for the Company.

      Higher interest rates historically slow prepayments in the Company's servicing portfolio because they tend to decrease the level of home purchases and refinancing of existing mortgage debt. Although interest rates had until recently dropped, management believes that the decline was not sufficient, in light of the recent historically low interest rates, to affect levels of loan prepayments. See "Amortization of Mortgage Loan Servicing Contracts."

      Variations in interest rates may also impact revenue from the sale of servicing rights. To the extent that it's origination volume varies, the Company may have more or less servicing rights available for sale or retention. Market expectations regarding future mortgage loan prepayments and other supply and demand factors may influence the price the Company receives for servicing rights. At September 30, 1996, the principal balance of mortgage loans in the Company's servicing portfolio were primarily located in the states of California (32.3%), Maryland (12.7%), Virginia (11.4%), New York (9.8%) and Washington (7.7%) (see the "Geographic Distribution of Mortgage Loan Servicing Portfolio" table in "Part I, Item 1. Business-Mortgage Loan Servicing"). Economic slow downs in the states in which the Company's business is conducted, may result in a decline in the Company's results of operations in the future to the extent such decline affects loan origination volumes or levels of loan delinquency and defaults.

Effect of Inflation. The Company's mortgage banking operations are affected by inflation primarily through its impact on interest rates. See above.

Accounting for Mortgage Banking Activities. For the year ended September 30, 1995 and all prior years, the cost of purchased mortgage servicing rights ("PMSR") is capitalized and amortized over the estimated remaining life of the related loans proportionate to the estimated discounted net servicing income on a disaggregated basis. The Company monitors changes in interest rates, prepayment and default experience on the mortgage loans underlying its PMSR's and, to the extent unanticipated mortgage prepayments and/or defaults occur, adjusts the amortization on a prospective basis. To the extent that unanticipated mortgage prepayments result in the carrying value of purchased servicing rights exceeding estimated discounted future net servicing income, a write-down of the PMSRs would be made through a charge to current earnings. The PMSR portfolio is disaggregated by (i) investor type; (ii) remittance type;
(iii) term of loans; (iv) average loan balance; (v) weighted average interest rate; (vi) weighted average servicing fee; (vii) average custodial account balances; and (viii) credit worthiness, to include delinquencies, foreclosures and bankruptcies. From November 1994, when the Company made its first bulk purchase of PMSRs, through December 1996, the Company's PMSR portfolio has not experienced any impairment from higher than anticipated prepayments or defaults. See "Effect Of Interest Rate Fluctuations" above and
Note 2 to the Company's Consolidated Financial Statements.

      In May 1995, FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" issued for fiscal years beginning after December 15, 1995. The Company has adopted SFAS No. 122 for the year ended September 30, 1996. The adoption of SFAS No. 122 resulted in an increase in MSRs and the recognition of an additional $220,000 gain on the sale of mortgage loans held for sale.

      Under SFAS No. 122, when an enterprise purchases or originates mortgage loans, and the enterprise sells or securitizes the loans and retains the servicing rights ("MSR"), the enterprise should allocate the cost of the mortgage loans to the MSRs and the loans based upon their relative fair values. SFAS No. 122 also requires establishment of a valuation allowance for the excess of the carrying amount of capitalized MSRs over estimated fair value. On a periodic basis for purposes of measuring impairment, MSRs are disaggregated and stratified on predominant risk characteristics, primarily loan type, interest rate and investor type. Currently, because of the small volume of mortgage loan originations, the majority of the Company's originations are sold with mortgage loan servicing released to the purchasers. However, as the Company increases its origination activity in the future, management anticipates that a proportionately larger share of the mortgage loan servicing rights will be retained and not sold. At such time, the application of SFAS No. 122 as it related to loan originations may have an impact on the Company's financial condition and statement of operations. As these effects are directly related to future interest rates and future expenses, as well as management's internal decisions regarding retention of such rights, it is currently impossible to quantify the impact of such events.

Organization. In December 1993, FIS was incorporated for the purpose of acquiring and operating a mortgage/financial services company. Shortly thereafter, FIS raised $1.75 million through a private offering of securities for the purpose of acquiring all of the outstanding shares of HOFCA.

      On April 29, 1994, FIS purchased all the capital stock of HOFCA from unrelated individuals. The acquisition was accounted for as a purchase and accordingly, the basis of the assets and liabilities of HOFCA were restated to fair value.

      On September 30, 1994, the Company (then known as BW Group, Inc.) acquired FIS, in a reverse acquisition stock exchange. The transaction was accounted for as a recapitalization of FIS because the stockholders of FIS received a majority interest (approximately 97%) in the Company in the transaction. Immediately after the acquisition, the Company changed its name to Homeowners Financial Corp.

      On April 28, 1995, the Company acquired 100% of the outstanding stock of DMC, the ASC-PMSR and related assets. The financial statements for the year ended September 30, 1996 include the results of operations of DMC for the entire period. However, the financial statements for the year ended September 30, 1995 include the results of operations of DMC only for the period from May 1, 1995 through September 30, 1995. Accordingly, the results of operations of the Company for the fiscal years ended September 30, 1995 and 1996 are not directly comparable to prior periods.

RESULTS OF OPERATIONS

      The Company is a diversified residential mortgage banker which services, originates and, in most cases, sells mortgage loans secured by one-to-four family residences. The Company provides a range of mortgage loan products including, but not limited to fixed rate and adjustable rate loans with a variety of terms.

      The Company's current loan originations are financed through a warehouse facility from First Bank. Advances under the Facility may not exceed 100% of the "Warehouse Collateral Value" of the eligible mortgage loans. The maximum amount of such borrowing under the current revolving facility is $5.0 million. Interest is charged based upon one of the following three methods: "Fixed Rate," "Reference Rate" or "Floating Eurodollar Rate." The applicable method of interest calculation is at the option of the Company. See "Liquidity and Capital Resources" below and "Part I, Item 1. Business-Mortgage Loan Origination-Funding of Mortgage Originations and Purchases."

      During the fiscal year ended September 30, 1994, the Company entered into definitive agreements to acquire approximately $355.0 million of single family mortgage loan servicing rights. These rights were acquired to replace manufactured housing rights sold during the year. All servicing acquisitions contemplated under these definitive agreements were completed in the first quarter of fiscal 1995. On April 28, 1995, the Company acquired DMC and the ASC-PMSR, which increased the single family mortgage loan servicing portfolio by approximately $363 million.

  FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED WITH FISCAL YEAR ENDED
    SEPTEMBER 30, 1995.

Overview. The Company's net loss for the fiscal year ended September 30, 1996 was $650,000 before cumulative preferred dividends of $233,000 as compared with a net loss of $899,000 for the fiscal year ended September 30, 1995 before preferred dividends of $192,000. The decrease in net loss before preferred dividends of $249,000, approximately 27.7%, resulted primarily from an increase in mortgage servicing and subservicing income to $2.9 million from 2.3 million, approximately $619,000, a 27.3% increase. The increase in mortgage servicing and subservicing was partially offset by an increase in amortization of purchased mortgage servicing rights to 780,000 for the fiscal year ended September 30, 1996 from $504,000 for the fiscal year ended September 30, 1995, an increase of 276,000 or 54.8%. Cumulative preferred stock dividends increased $41,000 to $233,000 for the fiscal year ended September 30, 1996 from $192,000 for the fiscal year ended September 30, 1995. This increase of approximately 21.4% resulted from the issuance by the Company of Class B and Class C Preferred shares during the fiscal year ended September 30, 1996. The Company paid approximately $96,000 in preferred dividends during the fiscal year ended September 30, 1996 and will not be able to pay additional cumulative accrued preferred dividends until the Company is in compliance with all provisions of the First Credit Agreement. See "Liquidity and Capital Resources" below.

Loan Servicing. Mortgage loan servicing and subservicing revenue increased from $2.3 million for the fiscal year ended September 30, 1995 to $2.9 million for the fiscal year ended September 30, 1996. This increase in mortgage loan servicing revenue of $619,000, approximately 27.3%, was primarily the result of additional servicing fee income from the DMC and ASC-PMSR portfolios.

      During the fiscal year ended September 30, 1996, loans paid in full were $52.3 million which represents an annualized prepayment rate of approximately 7.6%. During the fiscal year ended September 30, 1995, loans paid in full were $35.9 million which represents an annualized prepayment rate of approximately 5.9%. The higher prepayment rate for the year ended September 30, 1996 was due to an increase in prepayments relative to the increase in the size of the loan servicing portfolio resulting from the acquisition of $355.0 million in bulk PMSRs and the DMC and ASC-PMSR portfolios during the year ended September 30, 1995.

      Regular principal reductions, transfers, bulk sales, other reductions and foreclosures during fiscal 1996 were $101.1 million as compared to $113.6 million during fiscal 1995, a decrease of $12.5 million, approximately 11.0%. The decrease is primarily attributable to a decline in sales and transfers of approximately $21.2 million, partially offset by an increase in regular principal reductions of approximately $8.0 million.

      At September 30, 1996, mortgage loans serviced were $587.6 million as compared to $688.5 million at September 30, 1995, a decrease of $100.9 million, approximately 14.7%. The decrease results from the fact that the Company was unable to replace servicing sales and transfers without additional capital. Management anticipated that it will obtain funding to purchase additional mortgage loan servicing rights from the proceeds of the Company's IPO (see "Part III, Item 12. Certain Relationships and Related Transactions").

      For the fiscal years ended September 30, 1996 and 1995, foreclosures were $1.1 million and $.4 million, an increase of $.7 million, approximately 175.0%. The increase is primarily attributable to the significant increase in the Company's servicing portfolio during the year ended September 30, 1995, approximately 202.5%, a dollar volume increase of $461.1 million.


Loan Origination. Loan origination revenue, which includes the fees associated with the origination process and the net gains or losses on the sale of loans, was $240,000 for the fiscal year ended September 30, 1996 compared with $261,000 for the same period in 1995. This decrease of $21,000, approximately 8.0%, reflects a net marketing loss of $57,000 for the fiscal year ended September 30, 1996 as compared to net marketing gains of approximately $178,000 for the year ended September 30, 1995, substantially offset by an increase in loan origination fees to $297,000 for the fiscal year ended September 30, 1996 as compared to loan origination fees of approximately $83,000 for the fiscal year ended September 30, 1995.

                      ANALYSIS OF LOAN ORIGINATION REVENUES

                                                      FOR THE YEAR ENDED
                                                         SEPTEMBER 30,
                                                      -------------------
                                                      1996           1995
                                                      ----           ----
                                                             ($000)
Loan origination fees                                 $297           $ 83
Net marketing gains (losses)                           (57)          $178
                                                      ----           ----
Loan origination revenues                              240           $261
                                                      ====           ====

Net Interest. The Company's net interest cost before interest expense for the fiscal year ended September 30, 1996 was $74,000 compared with a net interest cost of 98,000 for the fiscal year ended September 30, 1995. The decrease of $24,000, approximately 24.5%, was due to an increase in interest income to approximately $196,000 for the fiscal year ended September 30, 1996 from $93,000 for the fiscal year ended September 30, 1995, an increase of $103,000, approximately 110.8%. The increase in interest income was partially offset by an increase in interest expense to $270,000 for the fiscal year ended September 30, 1996 from $191,000 for the fiscal year ended September 30, 1995, an increase of $79,000, approximately 41.4%. The increases in interest income and interest expense resulted from greater loan origination activity.

      Interest spread on loans held for sale average 5.9% and 6.1% for the fiscal year ended September 30, 1996 and 1995, respectively. Because the Company generally holds loans in inventory for less than 90 days, the rate of interest earned by the Company generally trends up or down with changes in prevailing mortgage interest rates. The cost of the related debt used to fund mortgage loans generally trends with movements in short term interest rates, but is less sensitive to these changes due to the level of compensating balances maintained by the Company at its creditor banks.

                                                       BREAKDOWN OF NET
                                                         INTEREST COST
                                                       ----------------
                                                          YEAR ENDED
                                                         SEPTEMBER 30,
                                                       ----------------
                                                        1996       1995
                                                       -----       ----
                                                             ($000)
Net Interest cost:
   Interest income                                     $ 196       $ 93
   Interest expense on warehouse and
      other debt                                       $(270)      (191)
                                                       -----       ----
Net interest (cost)                                    $( 74)      $(98)
                                                       =====       ====

Personnel Costs. Personnel costs for the fiscal year ended September 30, 1996 were $1.4 million compared to $1.3 million for fiscal 1995, an increase of $80,000, approximately 6.3%. This increase resulted primarily from an increase in commissions to $88,000 for the fiscal year ended September 30, 1996 from $18,000 for the fiscal year ended September 30, 1995. The increase of $70,000, approximately 388.9%, resulted from an increase in loan origination income to $293,000 for the fiscal year ended September 30, 1996 from $83,000 for the fiscal year ended September 30, 1995. Commissions are generally calculated as a percentage of the loan origination fee, and, the percentage is based upon the volume of business produced monthly by the loan officer. This allows the Company to match more closely the origination fee income with the related commission expense. The Company does not anticipate that the amount of commissions to be paid in future periods will be material to either its financial condition or its results of operations.

      Occupancy, Office and Professional Expenses. Occupancy, office and professional expenses decreased $115,000, or approximately 11.0%, from $1.0 million during fiscal 1995 to $932,000 during fiscal 1996, primarily due to efficiencies effected by consolidating servicing operations.

      Provision for Loan Losses. Provisions for loan losses net of recovery for the fiscal year ended September 30, 1996 were $4,000 compared with $53,000 for fiscal 1995. The decrease of $49,000 represented approximately 92.5%. The provision is determined by analysis of such factors as the prevailing level of loan delinquencies, anticipated reinstatement rates from the various stages of delinquency, and loss experience on similar loans serviced. The Company acts as the agent for the Mortgage Investor in filing the foreclosure action, and is indemnified for all costs, losses and claims resulting from the foreclosure process. Management believes that the reserve remaining on the Company's books is sufficient to cover the limited amount of recourse exposure in the loan servicing portfolio. Essentially all of the Company's loan originations were sold with servicing released to the purchaser. The Company does not require a loan loss reserve for origination activities because it retained neither the loans nor the servicing rights of the loans originated during 1995 and 1996. The Company's purchase of $355.0 million in loan servicing rights resulted in the Company acquiring from a private, non-RTC seller servicing rights to a residential mortgage loan portfolio with no delinquency or foreclosure recourse to the Company. The DMC and ASC-PMSR portfolios were essentially without recourse to the Company. The investors for whom the portfolios are serviced by the Company are responsible for all costs, losses and claims resulting from the servicing of the loans, including loan delinquencies and foreclosure actions. Therefore no additional provision for loan losses is required. In the future, as the Company increases originations with servicing rights retained, the Company will review and adjust its provision for loan losses.

      Amortization of Mortgage Loan Servicing Contracts. Amortization of mortgage loan servicing contracts was $780,000 for the fiscal year ended September 30, 1996 compared with $504,000 for the fiscal year ended September 30, 1995. The difference is due to the acquisition of $355.0 million of mortgage loan servicing rights during the first quarter of the fiscal year ended September 30, 1995 and the acquisition of DMC and the ASC-PMSR on April 28, 1995, which amortization is included for the entire fiscal year ended September 30, 1996.

      Management expects that prepayment rates for servicing rights will remain constant or increase slightly. The effect of lower interest rates, resulting in potentially greater prepayment risk, is counterbalanced by the economic threat posed by inflation, which stabilizes or increases interest rates, thereby reducing prepayment risk. The Company anticipates that the long-term interest rates will range between 7.50% and 8.50%. The overall weighted average interest rate for the Company's portfolio is approximately 7.89%, therefore, management believes that any material increase in prepayments would not take place until mortgage interest rates reach and remain below 7.00% for a sustained period.

      Nationwide, prepayment speeds for interest rates of 9.00% or more have increased more than 40% during calendar years 1995 and 1996, prepayment speeds on interest rates of 8.00% or less have remained constant or decreased. Results of operations and liquidity for the Company are not likely to be affected materially by changes in prepayment speeds unless mortgage interest rates decline to or below the 7.00% level for a sustained period. Management believes that, if interest rates were to fall to the level where prepayment speeds increase to the level where results of operations and liquidity are affected, increased fee income from loan origination volume from the Company's Minnesota office would significantly offset the impact on results of operations and liquidity. The Company would seek to refinance that portion of its servicing portfolio that was most susceptible to prepayment, retaining the loan servicing rights on the refinanced loans.

      The $355.0 million servicing rights acquisition and the DMC and ASC-PMSR portfolios were not directly purchased from RTC. The Company has not experienced and does not anticipate any significant or extraordinary servicing costs or problems including delinquencies from these portfolios.

      Other Operating Expenses. Other operating expenses were $549,000 during fiscal 1996 compared with $567,000 during fiscal 1995, a decrease of $18,000, or approximately 3.2%.

      Income Taxes. There was no income tax provision or benefit for the fiscal year ended September 30, 1996. Income tax expense reflected a tax benefit of $61,000 for the fiscal year ended September 30, 1995. The difference between the effective tax rate and the statutory rate is principally due to the application of net operating losses.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary short-term liquidity requirements are for its mortgage loan fundings and advances that it is required to make related to its obligations as a servicer of loans. These requirements are generally met through short-term warehouse borrowings, other short-term borrowings and from cash flow from operations. The Company also has longer term liquidity requirements, principally related to acquired mortgage loan servicing contracts, which are funded with longer term debt.

      During the fiscal year ended September 30, 1995, the Company had a net decrease in cash and cash equivalents of $1.7 million. During the fiscal year ended September 30, 1996, the Company had a net increase in cash and cash equivalents of $159,000. Net cash used in operating activities of $3.0 million for the year ended September 30, 1996 and net cash provided by operating activities of $37,000 during the year ended September 30, 1995, reflected net losses of $650,000 and $889,000, respectively, plus adjustments to the net losses of $2.4 million and $936,000, respectively, which consisted of noncash amortization of mortgage loan servicing contracts, an increase in accrued income and servicing receivables and purchase and sale of mortgage loans held for sale and the proceeds from such sales.

Net cash used in investing activities was $193,000 for the year ended September 30, 1996 and net cash used in investing activities was $2.3 million for the year ended September 30, 1995. Net cash provided by financing activities of $3.4 million and $602,000 for the fiscal years ended September 30, 1996 and September 30, 1995, respectively, was primarily due to a repurchase agreement financing transaction and an increase in term debt, respectively.

      Changes in the level of mortgage loans held for sale and the related warehouse debt reflect, among other factors, the general level of, and trends in, mortgage interest rates, the seasonality of home purchase activity and the discontinuance of manufactured home lending activities and the shift to one-to-four family residential mortgage lending.

      In order to finance a portion of the acquisition of the $355.0 million in mortgage loan servicing rights, on November 18, 1994, the Company entered into a nonrevolving 36-month term loan agreement with Franklin Federal Bancorp ("Franklin") in the amount of $2.0 million which enabled the Company to finance the purchase of the mortgage loan servicing rights. The Franklin term loan was refinanced with part of the proceeds from a term loan from First Bank (see below). The remainder of the $3.3 million purchase price for the $355.0 million in mortgage loan servicing rights was funded from proceeds from the sale of manufactured housing servicing rights and funds on hand (primarily from the proceeds of FIS' private offering of preferred stock, common stock and warrants).

      On April 28, 1995, the Company acquired all of the issued and outstanding stock of DMC, the ASC-PMSR and related assets for approximately $2.89 million. The Company had the right, within one year, to require the repurchase or correction of any loans acquired in the transaction that do not meet certain Agency eligibility standards. The Company has filed a timely repurchase notice with ASC. As of the date hereof, management believes that approximately $500,000 of the loans acquired do not meet such standards; however, no assurance can be given as to whether any or all of the loans in question will be repurchased.


      The Company obtained a portion of the funds used to purchase DMC and the other assets discussed above from two loans - a $695,489 loan from Barnett Bank ("Barnett") and a $675,000 loan from ISB. The Barnett loan accrues interest at
 .75% over Barnett's prime rate; interest only is payable monthly and the principal was due and payable on or before April 27, 1996. In April 1996, August 1996 and September 1996, the Company obtained extensions of the Barnett loan due date in consideration of the payment of fees by the Company equal to .25% of the loan amount on each extension date ($5,217 in the aggregate). The Barnett loan expired on December 27, 1996; however, the Company intends to pay off the loan with a portion of the proceeds of the IPO (see "Part III, Item 12. Certain Relationships and Related Transactions"). The Barnett loan is principally secured by specific assets (bonds, certificates of deposit, treasury notes and shares of stock) of certain stockholders of the Company. The ISB loan accrued interest at the rate of 10% per annum. All of the principal and accrued interest under the ISB loan were repaid on August 30, 1995. Management paid the balance of the purchase price and repaid the ISB loan from the proceeds of a $4.0 million term loan from First Bank (see below).

      On August 30, 1995, the Company entered into a credit agreement with First Bank, pursuant to which First Bank committed to loan the Company up to $4.0 million ("First

Term Loan") and provide a warehousing facility to the Company of up to $5.0 million ("First Warehousing Facility").

      As of September 30, 1996, and January 16, 1997, the Company's outstanding principal balance under the First Term Loan was $3.2 million and $3.0 million, respectively. The Company used the proceeds from this loan to pay the balance of the purchase price for DMC, the ASC-PMSR and related assets, to repay the ISB loan and repay the Franklin term loan. Principal under the First Term Loan accrues interest at the fixed rate of 2.75%. Interest is payable monthly and five percent of the original principal balance ($200,000) is payable quarterly. All remaining principal and accrued interest is payable on or before August 30, 2000 or sooner in the event of a default. Events of default include failure to make required payments, breaches of the terms, representations or warranties under the First Credit Agreement and related documents, insolvency and material judgments. The Company must also maintain the following minimum financial criteria (as defined in the First Credit Agreement as amended): "Adjusted Tangible Net Worth" ("ATNW") must be at least $2.7 million; the "Adjusted Leverage Ratio" ("ALR") must be no greater than 4.0-to-1.0; the "Debt Service Coverage Ratio" ("DSCR") must be at least 1.2-to-1.0; the aggregate principal balance of mortgage loans serviced must be at least $500 million; and the report of independent auditor in the Company's audited consolidated financial statements cannot contain a "going concern" explanatory paragraph.

      The Company was in default of the following three minimum financial requirements under the First Credit Agreement concerning the First Term Loan and the First Warehousing Facility as of September 30, 1996: ATNW, ALR and DSCR. As of September 30, 1995, the Company was in default of the ATNW criteria.

      The Company's ATNW (as defined in the First Credit Agreement) was $2.8 million at September 30, 1995. The minimum ATNW required under the First Credit Agreement at that time was $3.0 million. The maximum ALR allowed under the First Credit Agreement was 3.25 to 1.00. At February 29, 1996, the Company's ALR was
3.41 to 1.00. The minimum DSCR (as defined in the First Credit Agreement) was required to be 1.20 to 1.00. The Company's DSCR at June 30, 1996 was 1.07 to
1.00. In March 1996, the Company converted $503,000 of debt to equity in the form of Series B Preferred Stock (see "Part III, Item 12. Certain Relationships and Related Transactions"). As a result of this conversion, as of March 31, 1996 and June 30, 1996, the Company was in compliance with the minimum ATNW and ALR requirements. In May 1996, the Company received a waiver of the conditions of default until September 30, 1996 and First Bank amended the First Credit Agreement in which it lowered the minimum ATNW from $3.0 million to $2.7 million and increased the maximum ALR from 3.25 to 1.00 to 4.0 to 1.00. As a condition to granting the waiver, First Bank required the Company to suspend payments of all preferred stock dividends, approximately $69,000 on a quarterly basis, until the Company is in full compliance with all terms and provisions of the First Credit Agreement. The Company's management has reviewed with First Bank different cost reduction measures and additional sources of revenue to bring the DSCR condition of default in to compliance, including consolidation of offices, staffing adjustments and cash management changes to reduce bank charges and increase interest income.

      At September 30, 1996, the Company's ATNW was $1.5 million, the Company's ALR was 5.83 to 1.00, the Company's DSCR was 0.57 to 1.00. Management anticipates that the minimum portion of the Company's IPO will close immediately after the filing of this Annual Report with the Securities and Exchange Commission. Upon receipt of the net proceeds from the minimum portion of the IPO, the Company will be in compliance with the ATNW and the ALR requirements, but will not be in compliance under the minimum DSCR requirement. However, management believes, but cannot assure that the purchase of sufficient additional mortgage loan servicing rights with the proceeds of the IPO and working capital that will become available if and when the minimum IPO closes will enable most likely will enable the Company to comply with the DSCR requirement.

      On December 4, 1996, First Bank waived compliance with the DSCR requirement until March 30, 1997. No assurance can be given that the Company will be able to effect sufficient cost savings and find additional sources of revenue to cure the DSCR condition of default. Management believes that First Bank will continue to work with the Company. If the Company is unable to cure the DSCR condition of default and First Bank refuses to grant an additional waiver or if First Bank does not acquiesce to the other current defaults, First Bank may elect to demand full payment of the outstanding balances of the First Term Loan and the First Warehouse Facility, $3.0 million and $.3 million, respectively, at January 16, 1997. If First Bank elects to demand full payment under the Credit Agreement, and the Company is unable to refinance its debt to First Bank, the Company's business would be materially adversely affected.

      Payment under the First Term Loan is secured by all of the assets of the Company, including all servicing rights owned by the Company and securities owned by the Company and FIS. The Company is required to make additional payments of principal when the outstanding principal balance on the First Term Loan exceeds the "Qualified Servicing Portfolio Collateral Value" (the lesser of 65% of the value of qualified servicing rights or one percent of the aggregate principal amount of Mortgage Loans serviced).

      The First Warehousing Facility permits the Company to finance mortgage loan acquisitions and originations up to an aggregate of $5.0 million. Advances under the Facility may not exceed 100% of the "Warehouse Collateral Value" of the eligible mortgage loans ("WCV"). The WCV is the lesser of: (a) 98% of the lesser of the origination or acquisition price of the mortgage loan; the weighted average purchase price under a Firm or Standby Take-Out Commitment (a commitment from an investor to purchase a mortgage loan within a specific time period, under which commitment, respectively, the Company is obligated or has the right to sell the mortgage loan); or the fair market value of the mortgage loan; and (b) 100% of the remaining unpaid principal balance of the pledged mortgage loan. A mortgage loan will be deemed to have no value WCV if: (i) more than 90 days elapse from the date the mortgage loan was pledged; (ii) more than 45 days elapse from the date the mortgage loan was delivered to an investor for examination and purchase; (iii) more than 21 days elapse from the date certain Collateral documents were delivered to an investor for correction or completion;
(iv) a delinquency of at least 60 days has occurred on the mortgage loan; (v) the mortgage loan ceases to be an eligible mortgage loan (i.e., it is not entirely owned by the Company, it does not qualify as an Agency eligible mortgage loan or it does not qualify for purchase under an existing Take-Out Commitment); or (vi) First Bank notifies the Company that, in its reasonable opinion, the mortgage loan is not marketable.

Interest is charged based upon one of the following three methods: "Fixed Rate," "Reference Rate" or "Floating Eurodollar Rate." The applicable method of interest calculation is at the option of the Company. The Fixed Rate is a rate equal to 2.75% for the Term Loan and 1.875% for the Warehouse Loan. The Company must maintain at First Bank unencumbered deposit balances equal to one hundred percent (100%) of the loan balances outstanding, plus, regulatory reserve requirements, in order to obtain the Fixed Rate. The Company maintains sufficient balances as of the date hereof to obtain the Fixed Rate. In the event that deposit balances drop below one hundred percent (100%) of the loan balances outstanding, the Company will pay a fee on the deficiency at a floating per annum rate which is tied to the "Libor rate." The Reference Rate is equal to the bank's published rate for its customers, more commonly known as the "prime rate." The Floating Eurodollar Rate, more commonly known as the "Libor rate," is based on the daily London Interbank Bank Offered Rates as published in the Wall Street Journal, plus 1.875% for borrowings against the Warehouse Loan and 2.75% for borrowings against the Term Loan. The Company also pays a monthly facility fee of approximately $1,000. All principal and accrued interest is payable on or before May 29, 1997 or sooner in the event of a default (as discussed above). The Company must also maintain the above discussed minimum financial criteria. Payment under the First Warehousing Facility is secured by all of the assets of the Company. On May 29, 1997, the Company's credit facility is scheduled for review and renewal by First Bank. Management anticipates, but cannot assure, that the First Credit Agreement will be renewed. In the event that the First Credit Agreement is not renewed, the Company will have to seek credit arrangements from one or more alternative sources. If the Company is unable to secure such credit arrangements at acceptable rates and terms, the Company's business will be materially and adversely affected.

      Immediately upon acquisition of DMC and the assets and operations of ASC, the Company effected significant cost reductions, including the following: (i) reducing staff by approximately 80% in the Minnesota office of DMC without affecting origination income; (ii) closing the Dallas, Texas servicing center and consolidating servicing operations in Troy, Michigan, effective June 1, 1995; and (iii) replacing the Company's mainframe servicing software with a less expensive and more efficient computer network system, as a result of which, the system support staff for the mainframe based system was no longer needed and these positions were eliminated. The effect of these cost savings has reduced expenses to a level at which the Company's management believes that the Company can operate profitably if the Company is able to close the IPO and use some of the proceeds therefrom to expand its mortgage loan servicing business.

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

      In September 1995, the Company sold mortgage loan servicing rights on outstanding principal balances of approximately $37.1 million of residential mortgage loans. The sale generated approximately $300,000 of working capital for the Company. The Company recognized a gain of approximately $51,000 on the sale.

      In November 1995, the Company sold mortgage loan servicing rights on outstanding principal balances of approximately $21.6 million representing land contract loans. The Company recognized a gain of approximately $10,000 on the sale.

      In April 1996, DMC acquired the servicing rights to residential mortgage loans with an aggregate outstanding principal balance of approximately $23.6 million pursuant to a pooling and servicing agreement between Homeowner's Financial Structured Finance Corporation ("HFSFC"), DMC and the Bank of New York, as Trustee. HFSFC is a special purpose corporation, incorporated in Delaware by the Company solely for the purpose of issuing mortgage pass-through securities. The Company is receiving approximately $100,000 annually in additional servicing fee revenue from the servicing of mortgages under the pooling and servicing agreement.

      In April 1996, the Company released mortgage loan servicing rights on outstanding principal balances of approximately $9.9 million under the terms of contractual agreements with mortgage investors. The Company recognized a loss of approximately $120,000.

      In April 1996, the Company released mortgage loan subservicing rights on outstanding principal balances of approximately $34.0 million under the terms of contractual agreements with ISB. There was no gain or loss on the transaction.

      On June 26, 1996, the Company entered into an agreement to sell approximately $2.6 million of residential mortgage loans to another mortgage corporation and to repurchase the residential mortgage loans within one hundred eighty (180) days. The final repurchase date has been extended to February 28, 1997. This transaction, commonly called a "repurchase" or "repo", is a form of short-term borrowing permitted under the terms of the First Credit Agreement, providing, for an interim period of time, additional loan funding capacity in excess of that allowed under the First Warehousing Facility. The Company continues to service the residential mortgage loans during the repo period. The other mortgage company in turn receives a financing fee equal to 10.25% on an annual basis calculated on the outstanding balance of the residential mortgage loans purchased. This fee is essentially offset by the interest collected from the mortgage payments by the Company. In August 1996, the Company repurchased and sold $1,093,000 of these loans and, to date, has repaid approximately $481,000. The balance remains a liability of the Company. In January 1997, the Company repurchased and sold an additional $742,000 of these loans and repaid all $742,000. See Notes 6 and 15 to the Company's Consolidated Financial Statements.

      In December 1996, mortgage loan servicing rights representing approximately $31.1 million in unpaid principal were recalled by the owner of the mortgages in exchange for a termination fee paid to the Company of approximately $226,000. The Company recognized a loss on the transaction of approximately $5,000.

      The Company has generated sufficient cash flow from operations and borrowings to cover the principal and interest payments due on the First Term Loan and the interest payment due on the Barnett loan. If long term interest rates remain above 7.00% and the Company is able to acquire sufficient mortgage loan servicing rights with proceeds from the IPO and working capital that will become available if and when the Company closes the minimum portion of its IPO (see "Part III, Item 12. Certain Relationships and Related Transactions"), the Company's management believes, but cannot assure, that net cash flows from operations will be sufficient to cover principal and interest payments due on the First Term Loan for a minimum additional twelve month period. If the Company does not close its IPO and acquire sufficient mortgage loan servicing rights, the Company would have to find other sources to meet its obligations under the First Term Loan. The Barnett loan was due by December 27, 1996. A portion of the proceeds of the IPO will be used to retire the Barnett Loan. Management anticipates that the minimum portion of the Company's IPO will close immediately after the filing of this Annual Report with the Securities and Exchange Commission. If the Company does not close its IPO and repay the loan with proceeds therefrom or obtain an additional extension, the Company would have to raise sufficient additional capital to retire the Barnett loan from other sources (see above).

      Pursuant to an agreement between the Company and GNMA that was in effect prior to February 1992, the Company was required to establish two restricted cash accounts totaling $1.0 million. Prior to September 30, 1994 and in accordance with the terms of this agreement, the Company had withdrawn approximately $300,000. In February 1995, GNMA reduced the restrictions placed on these Company cash accounts thus releasing approximately $700,000 in funds to the Company for use in its operations.

      The Company continues to maintain a restricted cash account in the amount of $259,000 which was established as the result of a loan sale and servicing agreement entered into in July 1992. The Company can only use these funds to reimburse itself as servicer for expenses it advances in collection, bankruptcy and collateral protection concerning these loans. Additionally, the purchaser of the loans has a security interest in these accounts and may make claim to them to reimburse purchaser for losses attributable to loan defaults. The Company believes that this restricted cash amount is sufficient to cover any future collection, bankruptcy and collateral protection losses and expenses related to these loans.

Potential Liability. HOFCA has received informal notice from GNMA of a potential claim wherein the Company, under its former ownership and management, allegedly overcharged GNMA under the terms of certain sub-servicing Agreements. Management believes that these claims are essentially without merit and special counsel to the Company has reviewed the claim and the relevant transactions and has informed the Company of its belief that there are reasonable defenses to GNMA's claims in any amount which might be material to the Company. However, if this matter results in substantial liability, the Company's business could be materially adversely affected. See "Part I, Item 3. Legal Proceedings."


Expansion Plans. The Company's strategy in the mortgage banking area is to increase the size, diversity and quality of its mortgage loan servicing portfolio and to expand its origination operations. The Company's acquisition of DMC is consistent with this strategy. The Company plans to increase the size of its mortgage loan servicing portfolio by selectively acquiring mortgage loan servicing rights and by retaining the servicing rights on a portion of the loans it originates. Management believes that the Company currently has the loan servicing capacity to increase the size of its mortgage loan servicing portfolio by an additional 40,000 loans without incurring significant additional capital expenditures or fixed costs. By increasing the size of the mortgage loan servicing portfolio and consolidating the mortgage loan servicing operations of DMC and HOFCA into one facility, management believes that the Company can enhance its mortgage loan servicing efficiency and become profitable. Moreover, the Company believes that increasing the size, diversity, type and quality of its mortgage loan servicing portfolio will enable it to reduce the effects of unanticipated prepayments resulting from fluctuations in interest rates and defaults resulting from regional economic downturns.

      The Company has allocated approximately $227,500 (minimum)/up to $3.525 million (maximum) from the net proceeds of the IPO to expand its mortgage loan servicing portfolio. Management anticipates that such funds will enable the Company to purchase servicing rights to mortgage loans with between $22.7 million (minimum) and $352.5 million (maximum) in principal balances. Management believes that it will be able to purchase additional mortgage loan servicing rights with approximately $75 million of outstanding principal balances using working capital of approximately $748,000 that will become available if and when the minimum IPO closes.

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

      If significantly less than all of the securities offered in the IPO are sold, the Company most likely will require additional funding to purchase mortgage loan servicing rights, operate at a profitable level and meet all of its financial obligations. If such additional funds are needed, the Company would seek to raise funds through bank financing or one or more additional equity and/or debt offerings. No assurance can be given that such funding would be available or, if available, that such funding would be available on terms acceptable to the Company. If such additional funding were not available, the Company's operations would most likely be materially and adversely affected.

Item 7.     Financial Statements.

      The following consolidated financial statements have been prepared in accordance with the requirements of Item 310(a) of Regulation S-B.


                           HOMEOWNERS FINANCIAL CORP.
                                AND SUBSIDIARIES
                        CONSOLIDATED FINANCIAL STATEMENTS
                        AS OF SEPTEMBER 30, 1996 AND 1995

                                      INDEX

                                                                       Page No.
                                                                       --------
Independent Auditors' Report..............................................F-1

Consolidated Balance Sheets As Of
  September 30, 1996 and 1995.............................................F-2

Consolidated Statements of Operations For
  The Years Ended September 30, 1996 and 1995.............................F-3

Consolidated Statements of Stockholders' Equity
  The Years Ended September 30, 1996 and 1995.............................F-4

Consolidated Statements of Cash Flows For
  The Years Ended September 30, 1996 and 1995.............................F-5

Notes to Consolidated Financial Statements................................F-7

Item 8.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosures.

    There have been no changes in, or disagreements with the Company's independent accountants with respect to accounting and/or financial disclosure.

                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act.

    Name                        Position(s) Held
    ----                        ----------------
Christian W. Pfluger III(1)     President, Chief Executive Officer and Director

Henry B. Leshman                Chairman of the Board of Directors

Joseph W. Traxler               Treasurer and Chief Financial Officer

Mori A. Schweitzer              Secretary and a Director

Leonard Rosen                   Director

Stephen M. Savage               Director

Wayne B. Kight                  Vice President

----------
(1) May be deemed a founder of the Company.

    Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified. The Managing Underwriter of the Company's planned IPO has a five year right to designate one nominee for election to the Company's Board of Directors.

    A summary of the business experience for each officer and director of the Company is as follows:

    CHRISTIAN W. PFLUGER III, age 43, has been President, Chief Executive Officer and a Director of the Company since September 1994 and of HOFCA since April 1994. He has been President and a Director of FIS since inception. Since June 1991, he has been President and owner of Great Hills Mortgage Co., Inc. ("GHM") in Austin, Texas. GHM was a mortgage loan origination and brokerage company until April 1994 and is currently inactive. From September 1990 to June 1991, Mr. Pfluger was a consultant to financial institutions, primarily savings banks and insurance companies. From December 1989 to September 1990, he was Chief Lending Officer of Bluebonnet Savings Bank, FSB in Dallas, Texas. At Bluebonnet, Mr. Pfluger was involved in the management of single family origination and servicing, consumer origination and servicing, construction lending, wholesale banking operations and commercial lending. From 1976 to 1989, Mr. Pfluger was President and Chief Executive Officer of Taylorbanc Savings Association ("Taylorbanc") in Taylor,

Texas. In August 1989, the RTC placed Taylorbanc in conservatorship due to the insolvency of that institution. Mr. Pfluger received a B.A. in Business Finance from Southwest Texas State University in 1975.

    HENRY LESHMAN, age 66, has been the Chairman of the Board of Directors of the Company since August 1995, Secretary and a Director of HOFCA since April 1994 and Treasurer and a Director of FIS since April 1994. From September 1994 to August 1995, he was Treasurer a Director of the Company. Mr. Leshman spent 30 years in the aluminum business as an executive with Alside, Inc., a division of U.S. Steel in sales and marketing. He retired to Boca Raton, Florida in 1984 to become active as a private investor and as co-owner of a Bubbies Ruggies, Inc., a commercial bakery, and Shifco, Inc., a seafood distributor.

    JOSEPH W. TRAXLER, age 48, has been Treasurer and Chief Financial Officer of the Company since August 1995 and is currently the Chief Financial Officer of DMC. Mr. Traxler has more than twenty-five years of management experience in the mortgage banking and financial services industries. From July 1993 to May 1995, Mr. Traxler was employed as a consultant to HUB, Inc., a Minneapolis based investment banking firm. From September 1990 to July 1993, Mr. Traxler was a Principal and served as Chief Financial Officer of Sandia Mortgage Corporation (a public company). From October 1988 to August 1990, Mr. Traxler was a Senior Vice President and the Chief Financial Officer of Paragon Mortgage Corporation. From December 1987 to September 1988, Mr. Traxler was a Senior Vice President and the Chief Financial Officer of Bright Mortgage Company. From 1982 to October 1987, Mr. Traxler was employed by Knutson Mortgage Corporation in a number of management positions, including Executive Vice President and Chief Financial Officer. Mr. Traxler is a member of the Minnesota and Illinois Societies of CPA's. Mr. Traxler received a BS degree in accounting from the University of Illinois at Chicago in 1970 and a MBA degree in Finance from DePaul University in 1979.

    LEONARD L. ROSEN, age 64, has been a Director of the Company since September 1994, and of HOFCA and FIS since April 1994. Since graduating from City College of New York in 1954, he has been the owner and operator of J. Rosen Furs, Inc., New York, New York. He is also President of nine other companies that sell furs in the New York area.

    MORI A. SCHWEITZER, age 64, has been a Director of the Company since September 1994, and of HOFCA and FIS since April 1994. He has been Secretary of FIS since April 1994. Mr. Schweitzer is a retired attorney and an investor. Since 1990, he also has been a Director of IDM Environmental, Inc., a public company. Mr. Schweitzer received a Law Degree from Brooklyn Law School in 1956.

    STEPHEN M. SAVAGE, age 55, has been a Director of the Company since August 1995. Since 1962, he has been a private investor and manager of real estate. From 1980 to 1987, Mr. Savage was an Arbitrator for the Better Business Bureau specializing in HUD cases and automobile "lemon law" disputes. Mr. Savage received a Law Degree from the University of Baltimore in 1965.

    WAYNE B. KIGHT, age 45, has been Vice President for the Company since September 1994. From 1992 to 1993, he was a Loan Officer for Paine Webber Mortgage Finance, Inc.

(Mortgage Company) in Columbia, Maryland. From 1982 to 1992, Mr. Kight was President of Bertram & Daniels, Inc., Financial & leasing consultants, in Coral Springs, Florida. Mr. Kight received a law degree from Woodrow Wilson College of Law, Atlanta, Georgia in 1978 and a B.A. in Business Administration, from Georgia State University of Atlanta, Georgia, in 1974.

Compliance With Section 16(a) of The Securities Exchange Act of 1934

    To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no officer, director or beneficial holder of more than ten percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended September 30, 1996, except that: (i) Mori A. Schweitzer failed to file two Forms 4, relating to an aggregate of two transactions, which transactions were reported in a Form 5 that was not filed on a timely basis; (ii) Stephen M. Savage failed to file one Form 4, relating to one transaction, which transaction was reported in a Form 5 that was not filed on a timely basis; and (iii) the Company has no record of a Form 5 filing by James A. O'Leary III for the fiscal year ended September 30, 1996. Mr. Schweitzer's two transactions involved an aggregate of 8,000 shares and Mr. Savage's transaction involved 5,000 shares.

Item 10.  Executive Compensation.

    The following table shows all the cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during the fiscal years indicated, to the Chief Executive Officer ("CEO") for such period in all capacities in which he served. Except for the CFO, no Executive Officer received total annual salary and bonus in excess of $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM COMPENSATION
                                                                      ---------------------------------------------
                                   ANNUAL COMPENSATION                        AWARDS                  PAYOUTS
                          -----------------------------------------   ---------------------    --------------------
        (a)                (b)        (c)        (d)         (e)         (f)          (g)        (h)         (i)
--------------------      -----    --------    -------    ---------   ----------    -------    -------    ---------
                                                            OTHER      RESTRICT-                          ALL OTHER
                                                           ANNUAL      ED STOCK                 LTIP       COMPENSA
NAME AND PRINCIPAL                              BONUS      COMPEN-       AWARD      OPTIONS    PAYOUTS      -TION
 POSITION                 YEAR*     SALARY       ($)      SATION($)       ($)         SARs       ($)         (i)
--------------------      -----    --------    -------    ---------    ---------    -------    -------    ---------
CHRISTIAN PFLUGER, III    1996     $100,000    $19,200
CEO                       1995     $100,000    $12,980
                          1994     $ 41,667         --


   Directors are not compensated for acting in their capacity as Directors. Directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties.

1994 Incentive Stock Option Plan

   In December 1994, the Company's stockholders authorized the 1994 Incentive Stock Option Plan (the "ISO Plan") to encourage ownership of shares of Common Stock by key Employees, non-employee directors and advisors. The ISO Plan covers an aggregate of 200,000 shares of the Company's stock. Incentive Stock Options to purchase an aggregate of 24,500 shares at an exercise price of $3.50 per share have been granted to date. 14,000 of these options have expired due to employment termination.

   Administration

   The ISO Plan provides for its administration by the Company's Board of Directors or a Compensation Committee (the "Committee") appointed by the Board of Directors. The Committee currently consists of Messrs. Pfluger, Rosen and Leshman. The Board of Directors or the Committee, as appropriate, has discretionary authority (subject to certain restrictions) to determine: the individuals to whom and the time at which incentive stock options ("ISOS") will be granted; whether the ISOs will be incentive stock options within the meaning of Section 422 of the Code ("SOS") or non-statutory options ("NSOS"); and the number of shares subject to such options. The Board of Directors or the Committee may interpret the ISO Plan and may prescribe, amend and rescind rules and regulations relating thereto.

   Eligibility

   Each Participant receiving a SOS must be a key employee (as defined in the ISO Plan) of the Company or of an affiliate at the time of grant. NSOS may be granted to key employees, non-key employees, non-employee directors, advisors or independent contractors.

   Option Price

   The option price of the common shares subject to an ISO may not be less than the fair market value of the shares on the date the option is granted. In the case of an optionee receiving SOS who owns more than 10% of the outstanding shares of the Company of all classes or any parent or subsidiary thereof (a "Significant Stockholder"), the option price of the shares may not be less than 110% of the fair market value of the Company's shares on the date the option is granted. If the common shares are not then quoted on any exchange or quotation medium at the time the option is granted, then the Board of Directors or the Committee will use its discretion in selecting a good faith value believed to represent fair market value.

   Termination and Amendment

   No ISO's may be granted under the ISO Plan after December 17, 2004. The ISO Plan may be amended consistent with applicable laws and regulations, suspended or terminated at any time by the board of Directors. However, stockholder approval will be necessary to increase the aggregate number of shares covered by the ISO Plan, and no amendment, suspension or termination may affect any outstanding option without the written consent of the optionee.

   Duration and Exercise of Options

   ISO's granted under the ISO Plan may be of such duration as shall be determined by the Board of Directors or the Committee, but no NSOS may be exercised more that 11 years after the date of grant and no SOS may be exercised more that 10 years after the date of grant (which term is limited to 5 years in the case of any Significant Stockholder).

   In the event of the termination of employment of an optionee, all ISO's previously granted to that employee shall expire within 30 days to six months after such termination, depending upon the cause of such termination.


Item 11. Security Ownership of Certain Beneficial Owners and Management.


   (a) Security Ownership of Certain Beneficial Owners -- The persons listed in the chart below are known to the Company to be the beneficial owners of more than 5% of the 4,133,313 Shares of the Company's outstanding Common Stock, $.01 par value, as of January 16, 1997.


   (b) Security Ownership of Management -- The number and percentage of Shares of Common Stock of the Company owned of record and beneficially by each officer and director of the Company and by all officers and directors of the Company as a group are set forth on the chart below.

Name and Address                    Amount of Record
of Beneficial                        and Beneficial                Percent of
    Owner                             Ownership(1)                  Class (2)
----------------                 ---------------------             ----------
C.W. Pfluger III                 1,224,250(3)(4)(5)(7)                29.3%
2075 West Big Beaver Road
Suite 550
Troy, MI 48084

James A. O'Leary III               400,000(6)(8)                       9.7%
11811 N. Tatum Blvd.
Phoenix, AZ 85028

Henry B. Leshman                   280,000(4)(5)(6)(7)                 6.7%
7508 LaPaz Ct.
Boca Raton, FL 33433

Leonard L. Rosen                   146,250(4)(5)(6)(7)                 3.5%
22659 Esplanada Cir W.
Boca Raton, FL 33433

Mori A. Schweitzer                 238,000(3)(4)(5)(6)                 5.7%
5300 Longbay Rd.
Red Hook, St. Thomas
U.S. Virgin Islands 00801

Stephen M. Savage                   62,500(4)(5)(6)(7)                 1.5%
7220 Montrico Drive
Boca Raton, FL 33433

Wayne Kight                         23,500(5)(6)                         *
3279 Clint Moore Rd.
Boca Raton, FL 33496

Joseph W. Traxler                      -0-(5)                            *
7825 Washington Ave. South
Suite 650
Bloomington, Minnesota  55439

All officers and
directors as a group
(7 persons)                      1,974,500(4)(5)(6)(7)               45.3%


----------
*     Less than one percent.

(1) All such shares are owned beneficially and of record by the individual or groups indicated, except as otherwise noted in the footnotes to this table. See "Part III, Item 12. Certain Relationships and Related Transactions."

(2)   Based upon 4,133,313 shares issued and outstanding as of January 20, 1997.

(3) The voting rights to these shares are subject to a voting trust agreement ("VTA") between Messrs. Pfluger and Schweitzer. Pursuant to the VTA as amended, the parties thereto agree to vote all shares owned by them for the election of Messrs. Pfluger and Schweitzer to the Board of Directors and to vote all shares owned by them as a unit as agreed to by them. In the event that the parties cannot agree on the desired vote, all parties agree to vote in accordance with the instructions of the parties holding a majority of the shares covered by the VTA. See "Part III, Item 12. Certain Relationships and Related Transactions."

(4) Excludes an aggregate of 350 shares of Series A Preferred Stock owned by Messrs. Pfluger, Leshman, Rosen and Savage and an aggregate of 328 shares of Series B Preferred Stock owned by Messrs. Pfluger, Schweitzer and Savage.

(5) Executive Officer and/or Director. Excludes James A. O'Leary III who resigned as Chairman of the Board of Directors in June 1995.

(6) For Messrs. O'Leary, Leshman, Rosen, Schweitzer, Savage and Kight, includes, respectively, 10,000 shares, 20,000 shares, 10,000 shares, 30,000 shares, 17,500 shares and 3,500 shares issuable upon exercise of options and/or warrants.


(7) For Messrs. Pfluger, Leshman and Rosen includes 40,000 shares each, and for Mr. Savage includes 20,000 shares, all of which shares are issuable upon exercise of Class C and Class B warrants.

(8)   Includes shares owned by Mr. O'Leary's wife and children.

Item 12.   Certain Relationships and Related Transactions.

     In December 1994, the Company authorized the issuance of an aggregate of 25,000 shares of Common Stock to GHM, a company owned and controlled by Christian W. Pfluger, and certain creditors of GHM in cancellation of a $60,000 debt to GHM. The $60,000 represents the last unpaid portion of a May 1994 $220,000 loan from GHM to HOFCA. The shares were issued in March 1995.

     In October 1995, Mori A. Schweitzer, a Director of the Company, loaned the Company $50,000. Interest accrued at the rate of 11% per annum and principal and all accrued interest were payable on January 9, 1996. As further consideration for the loan, the Company granted Mr. Schweitzer two year warrants to purchase up to 20,000 shares of the Company's Common Stock at $2.00 per share. The proceeds of the loan were used to pay certain of the expenses of the IPO. In March 1996, Mr. Schweitzer converted the principal and accrued interest on this loan into Series B Preferred Stock at the rate of $1,000 per share.

     In February 1996, Stephen M. Savage, a Director of the Company, loaned the Company $75,000. Interest accrued at the rate of 10% per annum and principal and all accrued interest were payable after 90 days. In March 1996, Mr. Savage converted the principal amount of this loan into Series B Preferred Stock at the rate of $1,000 per share.

     Between January 1996 and March 1996, GHM, a company owned and controlled by Christian W. Pfluger III, President, Chief Executive Officer and a Director of the Company, loaned the Company varying amounts of money pursuant to a multiple advance note ("MA Note"). Interest accrues at the rate of 8% per annum and principal and all accrued interest were payable on demand or on or before December 31, 1996, which ever is sooner. The outside loan repayment date was extended to March 31, 1997. As of March 20, 1996, principal and accrued interest aggregated approximately $208,000. On March 20, 1996, GHM converted $200,000 of this loan into Series B Preferred Stock at the rate of $1,000 per share. As of September 30, 1996, principal and accrued interest aggregated approximately $12,000.

     In March 1996, certain of the Company's creditors, including Messrs Pfluger
(GHM), Schweitzer and Savage (see above) and two stockholders converted an aggregate of $503,000 of loans into Series B Preferred Stock at the rate of $1,000 per share. These conversions were effectuated to correct two of the Company's deficiencies under the First Credit

Agreement. See "Part II, Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     The sales of the securities listed above were exempt from registration by reason of the exemptions provided by Section 4(2) of the Act. In this regard, the securities were issued to a limited number of investors, all but two of whom were accredited investors, no general solicitation was used in the offer and sale of the securities and all investors acquired their securities with investment intent.

     In May 1996, the Company issued 58,608 shares of C Preferred Stock and warrants to purchase 150,000 shares of Common Stock to a foreign investor for $200,000. The C Preferred is convertible into shares of Common Stock. The Company used the proceeds of this offering primarily to pay certain expenses of the IPO. These securities were sold to an entity that is not a "U.S. person" as that term is defined under Regulation S and the securities were issued pursuant to the exemption from U.S. registration provided by Regulation S under the Act.

     The Company filed a registration statement with the Securities and Exchange Commission to sell to the public ("IPO") its Common Stock and Common Stock purchase warrants ("A" Warrants"). The registration statement was declared effective on November 12, 1996 and the offering currently is in process. The IPO is being conducted on a "best efforts, 550,000 share minimum - 1,270,000 share and 1,270,000 A Warrant maximum" basis. The offering prices are $5.00 per share and $.15 per A Warrant. Toluca Pacific Securities Corporation is the underwriter. Cleared funds representing the sale of at least the minimum number of Shares in the IPO are currently on deposit in the escrow account. Accordingly, management anticipates that the minimum portion of the Company's IPO will close immediately after the filing of this Annual Report with the Securities and Exchange Commission. Notwithstanding the foregoing, no assurance can be given as to whether or when the Company will complete the IPO.

                                     PART IV

Item 13.   Exhibits and Reports on Form 8-K.

Exhibits

  3.a     Certificate of Incorporation of Company(1)
  3.b     Amendments to Certificate of Incorporation of Company(1)
  3.c     Certificate of Designations - Series B Preferred Stock(2)
  3.d     Certificate of Designations - Series C Preferred Stock(3)
  3.e     By-Laws of Company(1)

  6.a     The 1994 Incentive Stock Option Plan(1)

 10.a     Acquisition Agreement with FIS(1)
 10.b     Warehouse Credit Agreement with Franklin Federal Bancorp(1)
 10.c     Servicing Loan Agreement with Franklin Federal Bancorp(1)
 10.d     Lease Agreement-Dallas(1)

 10.e     Old ISB Stock Purchase Agreement(3)
 10.f     DMC Purchase and Sale Agreement(3)
 10.g     Lease Agreement-Troy(3) 10.h Agreement-FIS acquisition of HOFCA(3)
 10.i     Barnett Bank Promissory Note(3)
 10.j     ISB Loan Documents(3)
 10.k     Voting Trust Agreement and Amendment(3)
 10.l     Credit Agreement with First Bank National Association(3)

(1) Previously filed as an Exhibit to the Company's Registration Statement on Form 10-SB, SEC File No. 0-25744, filed with the Commission on or about March 24, 1995, and incorporated herein by reference.

(2) Previously filed as an Exhibit to the Company's Form 10-KSB for the year ended September 30, 1995, SEC File No. 0-25744, filed with the Commission on or about April 26, 1996, and incorporated herein by reference.

(3) Previously filed as an Exhibit to the Company's Registration Statement on Form SB-2, as amended, SEC File No. 33-94882, initially filed with the Commission on or about July 20, 1995, and incorporated herein by reference.

Reports of Form 8-K

     No reports on Form 8-K were filed during the last quarter of the fiscal year covered by this report.

     Statements contained in this 10-KSB as to the contents of any agreement or other document referred to are not complete, and where such agreement or other document is an exhibit to the Company's Registration Statement or is included in the forms indicated above, each such statement is deemed to be qualified and amplified in all respects by such provisions.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HOMEOWNERS FINANCIAL CORP.


Dated:  January 21, 1997   By: /s/ Christian W. Pfluger III
                              ----------------------------------------
                           Christian W. Pfluger III, President,
                           Chief Executive Officer


                           By: /s/ Joseph W. Traxler
                              ----------------------------------------
                           Joseph W. Traxler, Treasurer (Principal
                           Financial and Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                       TITLE                         DATE
----------                       -----                         ----

/s/ Christian W. Pfluger III     Director                      January 21, 1997
--------------------------
Christian W. Pfluger III


/s/ Henry B. Leshman             Director                      January 21, 1997
--------------------------
Henry B. Leshman


/s/ Mori A. Schweitzer           Director                      January 21, 1997
--------------------------
Mori A. Schweitzer


/s/ Leonard L. Rosen             Director                      January 21, 1997
--------------------------
Leonard L. Rosen


/s/ Stephen M. Savage            Director                      January 21, 1997
--------------------------
Stephen M. Savage

                      SUPPLEMENTAL INFORMATION AND EXHIBITS

   Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

                                 NOT APPLICABLE.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Homeowners Financial Corp.

We have audited the accompanying consolidated balance sheets of Homeowners Financial Corp. and Subsidiaries ("Successor") as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Homeowners Financial Corp. and Subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the periods then ended in conformity with generally accepted accounting principles.

As disclosed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, as of October 1, 1995.





                                          WALLACE SANDERS & COMPANY

Dallas, Texas
January 20, 1997

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                                                                September 30,
                                                                            --------------------
                                                                              1996         1995
                                                                            --------     -------
      ASSETS

Cash and cash equivalents                                                   $    203     $    44
Cash - restricted                                                                259         255
Mortgage loans held for sale                                                   2,986         478
Mortgage loan held for sale - related party                                      157          --
Other loans - net of allowance of $75 and $153, respectively                      78          --
Mortgage servicing rights - net                                                5,173       5,825
Accrued income and servicing receivables                                         557         295
Property, premises and equipment - net                                            94         181
Deferred stock issuance costs                                                    926         336
Other assets                                                                     531         621
                                                                            --------     -------
                                                                            $ 10,964     $ 8,035
                                                                            ========     =======
      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Accounts payable and other liabilities                                   $  1,089     $   986
   Repurchase agreements                                                       1,513          --
   Notes payable                                                               6,384       4,989
   Notes payable to related parties                                               18         100
                                                                            --------     -------
                                                                               9,004       6,075

Commitments and contingencies                                                     --          --

Stockholders' equity
   Preferred stock, $.10 par value, 1,000,000 shares authorized
     Series A, 1,750 shares issued and outstanding                                 *           *
     Series B, 503 and no shares issued and outstanding, respectively             **          --
     Series C, 58,608 and no shares issued and outstanding, respectively           6          --
   Common stock, $.01 par value, 10,000,000 shares authorized,
     4,131,213 and 4,122,125 shares issued and outstanding,
     respectively                                                                 41          41
   Additional paid-in capital                                                  3,210       2,470
   Accumulated deficit                                                        (1,297)       (551)
                                                                            --------     -------
                                                                               1,960       1,960
                                                                            $ 10,964     $ 8,035
                                                                            ========     =======

*  Preferred stock - series A amount prior to rounding to thousands was $175.

** Preferred stock - series B amount prior to rounding to thousands was $50.

See accompanying notes to consolidated financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                            Years Ended September 30,
                                                           ---------------------------
                                                               1996            1995
                                                           -----------     -----------
INCOME

Mortgage servicing and subservicing income - net           $     2,888     $     2,269
Interest                                                           196              93
Gain on sale of mortgage loans held for sale                       240             261
Gain (loss) on disposition of mortgage servicing rights            (87)             51
                                                           -----------     -----------
                                                                 3,237           2,674
EXPENSES

Compensation and benefits                                        1,352           1,272
Office occupancy                                                   330             322
Office supplies and expenses                                       292             261
Professional services                                              310             464
Interest                                                           270             191
Provision for estimated losses on loans serviced                     4              53
Amortization of mortgage servicing rights                          780             504
Other                                                              549             567
                                                           -----------     -----------
                                                                 3,887           3,634
NET LOSS BEFORE PROVISION FOR
  INCOME TAXES                                                    (650)           (960)

INCOME TAX (PROVISION) BENEFIT                                      --              61
                                                           -----------     -----------
NET LOSS                                                          (650)           (899)

Less cumulative preferred stock dividends                         (233)           (192)
                                                           -----------     -----------
Loss attributable to common stock                          $      (883)    $    (1,091)
                                                           -----------     ===========
Loss per share                                             $      (.21)    $      (.27)
                                                           ===========     ===========
Weighted average shares                                      4,127,648       4,087,875
                                                           ===========     ===========

See accompanying notes to consolidated financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (in thousands, except shares outstanding)



                                                Shares Outstanding                       Par Value
                                       -----------------------------------    -----------------------------
                                             Preferred                             Preferred
                                       ----------------------                 ------------------
                                         A       B        C        Common       A       B      C     Common
                                       -----    ---    ------    ---------    ----    ----    --    -------
Balance at September 30, 1994          1,750     --        --    4,061,825    $  *    $ --    $-    $    41

   Stock issued for debt conversion       --     --        --       25,000      --      --     -         **
   Stock issued for services              --     --        --       35,300      --      --     -        ***
   Dividends                              --     --        --           --      --      --     -         --
   Net loss                               --     --        --           --      --      --     -         --
                                       -----    ---    ------    ---------    ----    ----    --    -------
Balance at September 30, 1995          1,750     --        --    4,122,125       *      --     -         41

   Stock issued for cash                  --     --    58,608           --      --      --     6         --
   Stock issued for debt conversion       --    503        --           --      --      **     -         --
   Stock issued for services              --     --        --        9,088      --      --     -        ***
   Dividends                              --     --        --           --      --      --     -         --
   Net loss                               --     --        --           --      --      --     -         --
                                       -----    ---    ------    ---------    ----    ----    --    -------
Balance at September 30, 1996          1,750    503    58,608    4,131,213    $  *    $ **    $6    $    41
                                       =====    ===    ======    =========    ====    ====    ==    =======

                                       Additional
                                         Paid-in  Accumulated
                                         Capital    Deficit      Total
                                          ------    -------     -------
Balance at September 30, 1994             $2,300    $   540     $ 2,881

   Stock issued for debt conversion           60         --          60
   Stock issued for services                 110         --         110
   Dividends                                  --       (192)       (192)
   Net loss                                   --       (899)       (899)
                                          ------    -------     -------
Balance at September 30, 1995              2,470       (551)      1,960

   Stock issued for cash                     194         --         200
   Stock issued for debt conversion          503         --         503
   Stock issued for services                  43         --          43
   Dividends                                  --        (96)        (96)
   Net loss                                   --       (650)       (650)
                                          ------    -------     -------
Balance at September 30, 1996             $3,210    $(1,297)    $ 1,960
                                          ======    =======     =======

*     Preferred stock amount prior to rounding to thousands was $175.
**    Preferred stock amount prior to rounding to thousands was $50.
***   Common stock amount prior to rounding to thousands was $91.

See accompanying notes to consolidated financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                     Years Ended September 30,
                                                     -------------------------
                                                         1996         1995
                                                       --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                            $   (650)    $  (899)
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      Depreciation and amortization                         825         533
      Provision for losses                                    4          53
      Interest earned on restricted cash                     (4)         --
      Preferred stock issued for interest                     3          --
      Common stock issued for services                       43         110
      Gain (loss) on disposal of property, premises
        and equipment                                        28          (9)
      Gain on sale of mortgage loans held for sale         (240)       (261)
      Gain (loss) on disposal of purchased mortgage
        servicing rights                                     87         (51)
      Purchases of mortgage loans held for sale         (19,126)     (6,656)
      Proceeds from sale of mortgage loans
        held for sale                                    16,701       7,584
      Recoveries (losses) on mortgage loans
        serviced and held for sale                            4         248
   Change in assets - (increase) decrease
      Accrued income and servicing receivables             (262)        319
      Other assets                                           82        (129)
      Deferred stock issuance costs                        (590)       (336)
   Change in liabilities - increase (decrease)
      Accounts payable and other liabilities                 92        (469)
                                                       --------     -------
         Net cash provided by (used in)
           operating activities                          (3,003)         37
                                                       --------     -------

See accompanying notes to consolidated financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                                 (in thousands)



                                                      Years Ended September 30,
                                                      -------------------------
                                                          1996        1995
                                                        -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Cash - restricted                                         --          719
   Receipts from other loans                                 --           54
   Proceeds from sale of purchased mortgage
     servicing rights                                        10          254
   Purchases of purchased mortgage servicing
     rights                                                (225)      (3,294)
   Proceeds from sale of property, premises and
     equipment                                               22           25
   Purchases of property, premises and equipment             --          (84)
   Acquisition of businesses                                 --           24
                                                        -------     --------
         Net cash used in
           investing activities                            (193)      (2,302)
                                                        -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from repurchase agreements                    2,606           --
   Repayments of repurchase agreements                       --       (1,488)
   Proceeds from borrowings                               8,647       13,505
   Repayments of borrowings                              (8,345)     (11,223)
   Proceeds from affiliate borrowings                       575          100
   Repayments of affiliate borrowings                      (232)        (100)
   Payment of dividends                                     (96)        (192)
   Net proceeds from issuance of stock                      200           --
                                                        -------     --------
         Net cash provided by
           financing activities                           3,355          602
                                                        -------     --------
Net increase (decrease) in cash and cash equivalents        159       (1,663)

Cash and cash equivalents at beginning of period             44        1,707
                                                        -------     --------
Cash and cash equivalents at end of period              $   203     $     44
                                                        =======     ========

See accompanying notes to consolidated financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. ORGANIZATION AND NATURE OF BUSINESS AND SIGNIFICANT DEVELOPMENTS

On December 17, 1993, FIS, Inc. ("FIS") was incorporated for the purpose of acquiring a business operating in the mortgage banking industry and commenced business operations on April 30, 1994 after its acquisition of 100% of the common stock of Home Owners Funding Corp. of America ("HOFCA") at the end of the business day, April 29, 1994. HOFCA operates in the mortgage banking industry as an originator and servicer of mortgage loans.

On September 30, 1994, FIS entered into an acquisition agreement with B.W. Group, Inc. ("BWG"), a dormant shell corporation. Under the terms of the agreement, BWG acquired 100% of the outstanding shares of FIS common and preferred stock in exchange for common and preferred stock of BWG. This stock exchange resulted in the shareholders of FIS owning approximately 97% and 100% of BWG's common and preferred stock, respectively. Simultaneously with the acquisition, BWG changed its name to Homeowners Financial Corp. ("HFC").

For accounting purposes, the BWG acquisition has been treated as a recapitalization of FIS, or a reverse acquisition, that is, as if FIS had acquired BWG in exchange for 130,325 shares of common stock. Such stock represents the post-acquisition shares owned by BWG's pre-acquisition stockholders. The stockholders' equity reflects the capital structure of FIS recording the acquisition of BWG as an issuance of stock for assets.

On March 31, 1995, HFC entered into an agreement to purchase from Inter Savings Bank, fsb ("ISB"), 100% of the outstanding stock of Developers Mortgage Corporation ("DMC") and certain other assets of ISB's parent for approximately $2,894,000. The acquisition, financed primarily with debt, was consummated on April 28, 1995.

The purchase price of DMC has been allocated as follows (in thousands):

            Cash                                      $  112
            Purchased mortgage servicing rights        2,503
            Other assets                                 518
                                                      ------
                                                       3,133
            Liabilities assumed                         (239)
                                                      ------
                                                      $2,894
                                                      ------

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 1. ORGANIZATION AND NATURE OF BUSINESS AND SIGNIFICANT DEVELOPMENTS (CONTINUED)

The operating results of the DMC acquisition are included in the Company's consolidated results of operations from the date of acquisition. The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred on October 1, 1994, after giving effect to certain adjustments, primarily depreciation. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of that date or of results which may occur in the future.

                                              Year Ended
                                             September 30,
                                                  1995
                                             -------------
      Revenue                                   $ 3,057
                                                -------
      Net loss                                  $(1,869)
                                                -------
      Net loss per share                        $  (.46)
                                                =======

On March 1, 1996, HFC incorporated a wholly owned subsidiary, Homeowner's Financial Structured Finance Corporation ("HFSFC"). HFSFC is a special purpose corporation formed solely for the purpose of issuing mortgage pass-through securities.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Homeowners Financial Corp. and its wholly owned subsidiaries, DMC, HFSFC, FIS, and FIS's wholly owned subsidiary, HOFCA (collectively referred to as the "Company"). All significant intercompany accounts and transactions are eliminated.

Cash and Cash Equivalents

Cash and cash equivalents include unrestricted cash on hand and investments with original maturities of three months or less. Cash balances having restrictions as to withdrawals and usage are recorded in the balance sheet as restricted cash.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mortgage Loans Held for Sale

Mortgage loans held for sale are carried at the lower of cost or market determined on a net aggregate basis.

Other Loans

Other loans consist of commercial loans carried at their unpaid principal balance, net of any allowance for loan losses.

Investment in Foreclosures

Manufactured homes acquired through foreclosure are carried at the lower of cost or fair value at the time of foreclosure. Subsequently, the carrying values of foreclosed assets are periodically evaluated and adjustments are made to net realizable value, when appropriate.

Foreclosed real estate is carried at the lower of cost or fair value minus estimated selling costs.

Allowance for Losses

Possible losses on loan portfolios serviced are provided for based on management's evaluation of each situation, including the determination of collectibility and net realizable value of the asset or underlying collateral.

Mortgage Servicing Rights

For the periods prior to October 1, 1995, the Company followed SFAS 65 "Accounting for Certain Mortgage Banking Activities", in which the cost of mortgage servicing rights ("Mortgage Servicing Rights" or "MSRs") is capitalized and amortized over the estimated remaining life of the related loans proportionate to the estimated discounted net servicing income on a disaggregated basis. The Company monitors changes in interest rates, prepayment and default experience on the mortgage loans underlying its MSRs and, to the extent unanticipated mortgage prepayments and defaults occur, adjusts amortization on a prospective basis. To the extent that unanticipated mortgage prepayments result in the carrying value of purchased servicing rights exceeding estimated discounted future net servicing income, a write-down of the MSRs would be made through a charge to current earnings. The MSR portfolio is disaggregated by (i) investor type, (ii) remittance type, (iii) term of loans, (iv) average loan balance, (v) weighted average interest rate; (vi) weighted average servicing fee, (vii) average custodial account balances; and (viii) credit worthiness, to include delinquencies, foreclosures and bankruptcies.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effective October 1, 1995, the Company adopted SFAS No. 122 "Accounting for Mortgage Servicing Rights", an amendment of FASB Statement No. 65. Under SFAS No. 122, when an enterprise purchases or originates mortgage loans, and the enterprise sells or securitizes the loans and retains the servicing rights the enterprise should allocate the cost of the mortgage loans to the MSRs and the loans based upon their relative fair values. Currently, because of the small volume of mortgage loan originations, the majority of the Company's originations are sold with mortgage loan servicing released to the purchasers. However, as the Company increases its originations activity in the future, management anticipates that a proportionately larger share of the mortgage loan servicing rights will be retained and not sold. SFAS No. 122 also requires establishment of a valuation allowance for the excess of the carrying amount of capitalized mortgage servicing rights over estimated fair value. On a periodic basis for purposes of measuring impairment, MSRs are disaggregated and stratified on predominant risk characteristics, primarily loan type, interest rate and investor type. The effect of adopting SFAS No. 122 for the year ended September 30, 1996 was to increase MSRs by $220,000 and recognize a gain on the sale of mortgage loans for a corresponding amount.

In addition, as permitted by SFAS No. 122, the Company has elected to continue to apply its previous accounting policies for stratifying MSRs to those MSRs that were capitalized prior to the adoption of SFAS No. 122.

Excess Servicing Rights

Excess servicing rights ("ESR") are recorded when mortgage loans are sold with servicing retained and represent the approximate present value of the actual servicing rate in excess of the normal servicing rate. ESRs are amortized over the estimated remaining life of the related loans. The unamortized cost of the ESRs and the amortization thereon is periodically evaluated in relation to estimated future net servicing revenues, taking into consideration changes in interest rates, current prepayment rates, and expected future cash flows. The Company evaluates the carrying value of the servicing portfolio by estimating the discounted future net excess servicing income of the portfolio based on management's best estimate of remaining loan lives. To the extent that unanticipated mortgage prepayments result in the carrying value of ESRs exceeding estimated future excess servicing income, a write-down of the asset would be made through a charge to current earnings. It is the Company's policy to sell mortgage loans with a normal servicing fee.
The Company has no ESRs at September 30, 1996 and 1995.

Depreciation and Amortization

Depreciation expense for property, premises and equipment is provided using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over their estimated useful lives or the lease term, whichever is shorter.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill acquired in the 1994 acquisition of HOFCA by FIS is amortized over 25 years. The Company assesses the recoverability of this acquired intangible by determining whether the amortization of the asset balance over its remaining life can be recovered through the undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows. The Company believes that no impairment has occurred and that no reduction of the estimated useful life is warranted.

As of September 30, 1996 and 1995, the goodwill resulting from the acquisition has been included in other assets net of accumulated amortization of approximately $19,000 and $10,000, respectively.

Deferred Stock Issuance Costs

During 1996 and 1995, the Company has incurred and capitalized accounting, legal, printing, and other expenses aggregating approximately $926,000 as deferred stock issuance costs in connection with a proposed public offering of its common stock. On the date the proposed public offering becomes effective these deferred stock issuance costs will be charged to additional paid-in capital. If the public offering were to be abandoned, the deferred stock issuance costs would be charged to operations.

Sales of Servicing Rights

The Company recognizes gain or loss on the sales of servicing rights when all risks and rewards have irrevocably passed to the purchasers and there are no significant unresolved contingencies.

Gains or losses on servicing rights are recognized when the servicing rights are sold based upon the difference between the selling prices and the carrying amount of the related servicing rights sold.

Repurchase Agreements

The Company enters into agreements to sell and repurchase certain mortgage loans held for sale. Due to the agreements to repurchase, the sales of these mortgage loans are not recorded and the agreements to repurchase are reported as borrowings collateralized by an approximate equivalent amount of mortgage loans.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mortgage Servicing Revenues

Fees received for servicing mortgage loans owned by investors are generally based on a stipulated percentage of the outstanding monthly principal balance of such loans and are payable only out of interest collected from mortgagors. Servicing fees, late charges and miscellaneous other fees collected from mortgagors and others are recognized as income when collected. Servicing costs are charged to expense as incurred.

Escrow, Agency and Fiduciary Funds

The Company maintains certain cash balances on behalf of its servicing customers and investors as part of its servicing operations. These funds are held in trust, generally in noninterest bearing bank accounts which are excluded from the corporate assets and liabilities of the Company.

Income Taxes

Income taxes are provided in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities at enacted tax rates that will be in effect for the years in which the differences are expected to reverse.

The Company files state income tax returns in each state in which it operates and provides for state income tax expense for financial reporting purposes at the applicable rates. Deferred state income taxes result from timing differences in the treatment of income and expense items for tax and financial statement purposes and are insignificant.

Credit Concentrations

As of September 30, 1996, a significant portion of the Company's servicing portfolio is secured by single-family and manufactured homes located in 48 states with the heaviest loan concentrations (in terms of principal amount) in the states of California, Maryland, New York and Virginia. The Company's exposure to credit loss, limited to manufactured housing loans subserviced for GNMA and serviced for others with limited recourse, may be affected by, among other things, a downturn in regional local economic conditions.

As of September 30, 1996, the Company's mortgage servicing portfolio is comprised of a significant amount of mortgage loans that are in the Federal Home Loan Mortgage Corporation (Freddie Mac) and Federal National Mortgage Association (Fannie Mae) programs. Such concentrations represent approximately 52% and 20%, respectively, of the total principal of the Company's servicing portfolio.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mortgage Loan Inventory and Origination Pipeline Hedges

In order to offset the risk that a change in interest rates will result in a decrease in the value of the Company's current mortgage loan inventory or its commitments to purchase or originate mortgage loans ("Committed Pipeline"), the Company enters into hedging transactions. The Company's hedging policies generally require that substantially all of its inventory of conforming and government loans and the maximum amount of its Committed Pipeline that may close be hedged with nonmandatory forward delivery contracts. The Company's policy is to enter into forward delivery contracts on a best efforts basis whereby the Company is not required to pay any fees for the forward commitment contracts received from purchasers of the Company's mortgage loans. These contracts are nonbinding to the Company but obligate the purchasers to take delivery should the Company desire to complete the transaction.

Financial Instruments with Off-Balance Sheet Risks

At September 30, 1996, the Company's commitments to originate loans approximated $549,000, substantially all of which had been committed for sale to investors.

The Company is required to make guaranteed principal and interest payments to investors of the GNMA portfolio subserviced regardless of actual collection from the mortgagee. In certain instances, the Company is required to buy foreclosed loans out of a pool and either attempt to have them reinstated or foreclose upon the manufactured housing collateralizing the loan. A portion of these advances on GNMA loans are not recoverable and the Company has accrued a liability (see
Note 6) for such losses to be incurred. Loans subjecting the Company to this kind of risk approximated $525,000 at September 30, 1996.

In addition, the Company is servicing approximately $1,151,000 in limited recourse loans at September 30, 1996 that relate to servicing purchased from third parties. The Company is required to absorb certain losses that may be incurred by these loans up to $259,000.

These financial instruments are collateralized by single-family and manufactured homes and the Company does not expect losses, if any, in excess of those accrued to have a material effect upon the Company's financial position.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

Financial instruments consist of cash, mortgage loans and notes payable and have carrying amounts which approximate their fair values. The following methods and assumptions were used to estimate those values:

            Cash                   Consists of cash equivalents.
            Mortgage loans         Marked-to-market based upon estimated
                                      sales prices of similar securities.
            Notes payable          Estimated based on the current rates
                                      offered on similar terms.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year's financial statements to conform to the September 30, 1996 presentation.


NOTE 3.  CASH - RESTRICTED

As a result of a loan sale and servicing agreement entered into in July 1992, HOFCA was required to establish two restricted cash accounts in the original amounts of $50,000 and $300,000 and grant the purchaser a security interest in such accounts. These accounts can only be used to reimburse the purchaser for losses attributable to loan defaults and reimburse the Company as servicer for expenses it advances in collection, bankruptcy and collateral protection efforts.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 4.  MORTGAGE SERVICING RIGHTS

Changes in MSRs were as follows (in thousands):

                                               Years Ended September 30,
                                               -------------------------
                                                    1996        1995
                                                  -------     -------
Beginning balance                                 $ 5,825     $   678
Purchase accounting allocation                          -       2,559
Additions                                             248       3,294
Sale of MSR's                                        (120)       (202)
Amortization - scheduled                             (780)       (504)
                                                  -------     -------
                                                  $ 5,173     $ 5,825
                                                  =======     =======
Estimated fair value                              $ 6,651     $ 6,553
                                                  =======     =======

In September 1995, the Company sold MSRs with outstanding principal amounts of approximately $37,100,000 representing the GNMA residential mortgage loan servicing that was acquired in the DMC acquisition. The Company recognized a gain of approximately $51,000 on the sale.

In November 1995, the Company sold MSRs with outstanding principal amounts of approximately $21,600,000 representing the land contract loan servicing that was acquired in the DMC acquisition. The Company recognized a gain of approximately $10,000 on the sale.

In April and June of 1996, the Company released MSRs with outstanding principal amounts of approximately $9,900,000 and $34,000,000, respectively, under the terms of contractual agreements with the investors. The Company recognized losses upon release of approximately $120,000.

In April 1996, DMC acquired the MSRs to residential mortgage loans with an aggregate outstanding principal balance of approximately $23,600,000 pursuant to a pooling and servicing agreement between HFSFC, DMC and the Bank of New York, as Trustee. In accordance with SFAS No. 122, the Company capitalized approximately $220,000 of MSRs and recognized a gain from the sale of the pass through securities of approximately $220,000.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 4.  MORTGAGE SERVICING RIGHTS (CONTINUED)

The Company's servicing portfolio is comprised of the following (in thousands):

                                            September 30,   September 30,
                                                1996            1995
                                            -------------   -------------
Manufactured housing loans:
   Serviced for GNMA                               525         $   720
   Serviced with limited recourse                1,149           1,408
   Serviced - FHA insured                        3,910           3,303
   Serviced with no recourse                     1,329           4,014
                                              --------        --------
Subtotal                                         6,913           9,445

Residential mortgage loans with no recourse    526,976         619,704
Residential mortgage loans - FHA insured        53,715          59,309
                                              --------        --------
                                              $587,604        $688,458
                                              --------        --------

For GNMA loans and other loans with recourse, upon foreclosure the property is conveyed to the Company and the Company assumes the market risk of disposing of the property.

Escrow, agency and fiduciary funds maintained in connection with the foregoing loan servicing were approximately $9,300,000 and $9,300,000 at September 30, 1996 and 1995, respectively.

In certain instances, the Company will buy foreclosed loans out of a pool and either attempt to have them reinstated or foreclose upon the secured properties. A portion of these advances on GNMA loans may not be recoverable and estimated losses have been recognized in accrued loan servicing losses.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 5.  PROPERTY, PREMISES AND EQUIPMENT

Property, premises and equipment consist of the following (in thousands):

                                      Estimated   September 30,    September 30,
                                    Useful Lives      1996             1995
                                    ------------  -------------    -------------
Land                                      -          $    -           $   50
Furniture, fixtures and equipment    3 - 5 years        173              173
Leasehold improvements               3 - 7 years          9                9
                                                     ------           ------
                                                        182              232
Less:  Accumulated depreciation
        and amortization                                (88)             (51)
                                                     ------           ------
                                                     $   94           $  181
                                                     ======           ======

Depreciation expense approximated $37,000 and $29,000 for the years ended September 30, 1996 and 1995, respectively.


NOTE 6.  REPURCHASE AGREEMENT

In June 1996, the Company entered into an agreement with an unrelated mortgage company ("Lender") to sell and repurchase certain mortgage loans held for sale approximating $2,606,000. The Company is required by the agreement to make monthly remittances to the Lender equal to the principal and interest collected during the servicing of the mortgages. On or before December 24, 1996, the Company is required to repurchase the mortgages at an amount that will yield a 10.25% return to the Lender.

In August 1996, the Company repurchased and sold approximately $1,093,000 of the mortgages. The Company delayed the remittance of the $1,093,000 plus accrued interest to the Lender and, accordingly, that amount is recorded as an unsecured note payable. (See Notes 7 and 15)

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 7.  NOTES PAYABLE

The following is a summary of notes payable (in thousands):

                                                                          September 30,
                                                                        ----------------
                                                                         1996      1995
                                                                        ------    ------
Note payable to a bank at prime plus .75%, collateralized by personal assets of certain shareholders of the Company, and due
  on December 27, 1996.                                                 $  695    $  695

Term note payable to a bank at a variable rate of interest,
  collateralized by substantially all of the assets of the Company,
  and due at various dates through August 30, 2000.                      3,200     3,867

Warehouse credit facility from a bank at a variable rate of
  interest, collateralized by substantially all of the assets of the
  Company, and due on May 29, 1997.                                      1,396       427

Borrowing from a mortgage company, bearing interest at 10.25%,
  unsecured, and due upon demand. (See Notes 6 and 15)                   1,093        --
                                                                        ------    ------
                                                                        $6,384    $4,989
                                                                        ======    ======

At September 30, 1996 and 1995, the prime rate was 8.25% and 8.75%, respectively.

At September 30, 1996, the Company's warehouse credit facility was for an aggregate $5,000,000 of borrowings of which approximately $3,604,000 was unused. The credit facility is available to fund origination of mortgage loans and purchase loans from third party originators. The term note payable and warehouse credit facility restrict the payment of dividends except for the preferred stock dividends which were themselves restricted in May 1996.

The term note and warehouse credit facility are charged interest based upon one of the following three methods, the selection of which is at the option of the
Company:

      Fixed Rate: At the per annum rate of 1.875% for the warehousing credit facility and 2.75% for the term loan. For any interest calculation period in which the aggregate weighted average daily balances maintained on deposit with the bank by the Company are less than an amount equal to the weighted average daily aggregate unpaid principal balance owed to the bank, then the Company will pay a fee on the deficiency at a floating per annum rate which is tied to LIBOR.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 7.  NOTES PAYABLE (CONTINUED)

      Reference Rate: At the per annum rate which is most recently publicly announced by the bank as its "reference rate", which may be a rate at, above or below, which the bank lends to other persons plus 0% for warehousing credit facility advances and 1% for term loan borrowings.

      Floating Eurodollar Rate: At a per annum floating rate which is tied to LIBOR plus 1.875% for warehousing credit facility advances and 2.75% for term loan borrowings.

The Company was not in compliance with certain provisions of the term note and warehouse credit facility as of September 30, 1995 through March 31, 1996 at which time the credit facility was amended. The amendment extended the Warehouse Termination Date, as defined to May 29, 1997. In addition, the Company was not in compliance with certain provisions of the term note and amended credit facility as of September 30, 1996 and the months subsequent thereto. The Company has received a waiver of one such compliance provision, but as of January 20, 1997, no such waiver has been granted by the bank for the remaining compliance provisions.

At September 30, 1996, future maturities of notes payable after giving effect to the non-compliance with certain provisions of the term note and warehouse credit facility are (in thousands):

             Year Ending
            September 30,
            -------------
                1997                                  $6,384
                1998                                       -
                1999                                       -
                2000                                       -
                2001                                       -
                                                      ------
                                                      $6,384
                                                      ------

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 8.  ALLOWANCE FOR LOSSES

Activity in the allowance account was as follows (in thousands):

                                                     Years Ended September 30,
                                                     -------------------------
                                                         1996          1995
                                                         ----         -----
      Beginning balance                                  $183         $ 100
      Purchase accounting allocation                       --            55
      Provision (benefit) for losses                       82          (100)
      Net recoveries (charge-offs)                          4           128
                                                         ----         -----
                                                         $269         $ 183
                                                         ====         =====

The allowances for losses were allocated as follows (in thousands):

                                                    September 30,
                                               ----------------------
                                                 1996          1995
                                               ---------    ---------
      Accrued loan servicing losses            $     120    $     100
      Servicing receivables                           63            -
                                               ---------    ---------
                                               $     183    $     100
                                               =========    =========

NOTE 9.  BENEFIT PLAN

In March 1996, the Company terminated its 401(k) savings plan in connection with the shifting of its workforce from company employees to leased employees. Upon termination of the plan, all participants became fully vested and all of the plan's assets were distributed to the participants.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 10.  INCOME TAXES

The provision for income taxes consists of the following components (in thousands):

                                                       Years Ended September 30,
                                                       -------------------------
                                                           1996          1995
                                                          -----         -----
      Current benefit                                     $(204)        $(200)
      Provision for valuation allowance                     204           139
                                                          -----         -----
                                                          $  --         $ (61)
                                                          =====         =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

                                                    September 30,
                                               ----------------------
                                                 1996          1995
                                               ---------    ---------
            Tax loss carryforwards             $   2,984    $   2,780
            Less valuation allowance              (2,984)      (2,780)
                                               ---------    ---------
                                               $      --    $      --
                                               =========    =========

The increase in the valuation allowance was approximately $204,000 and $869,000 for the years ended September 30, 1996 and 1995, respectively.

As of September 30, 1996, the Company has loss carryforwards as follows (in thousands):

                                                                   Available
                                                                    Through
                                                                  ------------
      HOFCA pre-acquisition net operating loss          $3,061        2009
      HOFCA pre-acquisition built-in losses              2,445    Indefinitely
      DMC pre-acquisition net operating loss             1,966        2010
      HFC and post-acquisition net operating losses      1,304        2011
                                                        ------
                                                        $8,776
                                                        ------

As a result of the changes in control resulting from the HOFCA and DMC acquisitions, the pre-acquisition tax loss carryforwards are subject to annual utilization limits of approximately $130,000 for HOFCA and $188,000 for DMC.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 10.  INCOME TAXES (CONTINUED)

As of January 20, 1997, the Company is in the process of filing its Federal income tax returns for fiscal years 1994, 1995 and 1996.


NOTE 11.  RELATED PARTY TRANSACTIONS

Activity with respect to related party loans was as follows (in thousands):

                                                         Years Ended September 30,
                                                         -------------------------
                                                              1996         1995
                                                             -----        -----
      Beginning balance                                      $ 100        $  60
      Advances                                                 650          200
      Repayments                                              (232)        (100)
      Interest added to principal of loans                       3           --
      Related party loans converted to stock                  (503)         (60)
                                                             -----        -----
                                                             $  18        $ 100
                                                             =====        =====
      Interest expense                                       $   3        $   1
                                                             =====        =====

During the year ended September 30, 1996, certain directors and shareholders made loans to the Company. With one exception which bore an effective interest rate of 13.3%, these loans were noninterest bearing. The loans are unsecured and due upon demand. In consideration for a portion of these advances, a director received stock warrants expiring on October 9, 1997 for 20,000 shares of common exercisable at $2.00 per share.

During the year ended September 30, 1995, the related party loans were unsecured and were primarily noninterest bearing.

In February 1996, the Company funded a thirty year mortgage for the wife of the Company's principal shareholder and chief executive officer in the amount of $157,500. The mortgage has a seven year balloon term, is secured by a single family residence, and bears interest at 6.375%. The Company was forced to fund and then remarket the loan when two wholesale investors failed to honor their commitments to fund the loan. As a result of the failure of the wholesale investors to honor their commitments, in January 1997, the mortgage was sold to Fannie Mae at an approximate loss of $3,800.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 12.  STOCKHOLDERS' EQUITY

Preferred Stock

The preferred stock is redeemable at the Company's option upon 30 days notice, payment of all cumulative dividends and at 102% of cost. The preferred stock pays cumulative dividends at the following rates:

                        Series A           11.00%
                        Series B           12.00%
                        Series C           12.00%

At September 30, 1996 and 1995, dividends in arrears on the preferred stock were $153,245 and $16,042, respectively.

In March 1996, $503,000 of related party debt was converted into 503 shares of Series B preferred stock.

In May 1996, the Company issued 58,608 shares of Series C preferred stock with warrants to purchase 150,000 shares of common stock to a foreign investor for $200,000.

Payment of dividends on preferred stock has been suspended as a requirement to obtain the amendment to the term note and warehouse credit facility and for the bank's forbearance with respect to the non-compliance issues.

Common Stock

In December 1994, 25,000 shares of common stock were issued as repayment of related party debt totaling $60,000.

In March 1995 and August 1995, 1,000 and 94,300 shares, respectively, of common stock were issued in payment of legal and consulting fees aggregating $110,048.

In November 1995 and May 1996, 3,700 and 5,388 shares, respectively, of common stock were issued in payment of legal fees aggregating $43,070.

Stock Options

In December 1994, the Company instituted an incentive stock option plan ("ISO Plan") covering key employees, nonemployee directors and advisors. The ISO Plan has authority to issue an aggregate of 200,000 shares of the Company's stock.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 12.  STOCKHOLDERS' EQUITY (CONTINUED)

Stock option transactions (incentive and nonincentive) were:

                                                    Expiration        Exercise      Number
                                                       Month            Price      of Shares
                                                   --------------    ----------    ---------
Granted in connection with the BWG acquisition       July 1997       $     1.75      21,429
                                                   September 1997    $     3.00      15,000
                                                    December 1997    $     3.50      27,500
                                                                                   --------
Options outstanding at September 30, 1994                            $1.75-3.50      63,929
   Granted to
      Shareholder for services                      December 1997    $     3.50      10,000
      Employees under the ISO Plan                  December 1999    $     3.50      24,500
      Directors for services                           May 1999      $     3.00      40,000
      Shareholders in exchange for the their
         providing collateral on borrowings            May 1998      $     3.00      80,000
   Exercised                                                                             --
   Expired or canceled due to separation                             $     3.50     (10,500)
                                                                                   --------
Options outstanding at September 30, 1995                            $1.75-3.50     207,929
   Granted                                                                               --
   Exercised                                                                             --
   Expired or canceled due to separation                             $     3.50      (3,500)
                                                                                   --------
Options outstanding at September 30, 1996                            $1.75-3.50    $204,429
                                                                                   ========

The estimated fair market values of the Company's stock on the effective issuance dates of the options were less than the option exercise prices. Consequently, no compensation expense has been recognized with respect to options granted.

At September 30, 1996, 189,500 shares were available for future grants under the ISO Plan.

Warrants

In connection with the issuance of the Series A preferred stock, the Company issued Class A and Class B warrants to its preferred stockholders. The Class A warrants were for an aggregate 350,000 shares of common stock, exercisable at $2.00 per share and were to expire on September 30, 1995. The Class B warrants were for an aggregate 350,000 shares of common stock, exercisable at $3.00 per share and expire on September 30, 1997.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 12.  STOCKHOLDERS' EQUITY (CONTINUED)

In September 1995, 20,000 of the Class A warrants were retired and the remaining 330,000 Class A warrants were redesignated as Class C warrants with their expiration date extended to September 30, 1997. At the same time, 330,000 of the Class B warrants had their exercise price reduced to $2.00 per share.

In October 1996, as consideration for making advances to the Company, a director received 20,000 warrants expiring on October 9, 1997. Each warrant is exercisable for one share of common stock at $2.00 per share.

In May 1996, in connection with the issuance of the Series C preferred stock, 150,000 Class D warrants were issued. Each Class D warrant expires on May 31, 2001 and is exercisable for one share of common stock at $2.00 per share. These warrants are callable for redemption by the Company commencing on May 31, 1997 upon 30 days notice at a price of $.15 per warrant. Such redemption is predicated upon the price of the Company's common stock exceeding $7.50 per share over a defined period of time. The Class D warrants are non-transferable.

Rescission Offer

In April 1995, the Company made a rescission offer to its Series A preferred stockholders. A possible effect of such offer would have been the repayment to any electing stockholders of their original investment plus accrued cumulative dividends through the offer date. The repayment was to be 10% in cash with the balance in the form of a 36-month note bearing interest at 11%. The amount of stockholders' equity subject to the rescission offer was $1,750,000 and all affected stockholders elected not to accept the offer.


NOTE 13.  COMMITMENTS AND CONTINGENCIES

GNMA Claims

In March 1995, the Company was informed by GNMA of a potential claim wherein the Company, under its former ownership and management, allegedly overcharged GNMA under the terms of certain sub-servicing agreements. The claim alleges an approximate $3,100,000 projected liability based upon a review of only about one percent of the transactions performed by HOFCA under its agreements with GNMA. Management believes that this claim is essentially without merit and special counsel to the Company has reviewed the claim and the relevant transactions and has informed the Company of its belief that there are reasonable defenses to GNMA's claim in any amount which might be material to the Company. GNMA has made no formal claim or demand for payment or reimbursement under these terminated sub-service agreements. Management believes that there will be no material impact from the uncertainty pursuant to SFAS No. 5.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Legal Proceedings

In 1994, the Company commenced legal actions against five of the seven former owners of HOFCA in order to seek relief from its obligations under employment agreements with the individuals due to their alleged breach of such agreements. The former owners filed countersuits seeking damages and "bonus compensation." The Company had accrued the remaining payments due under the employment agreements at September 30, 1995. The litigation went to mediation during November 1995. On February 22, 1996, the Company and the seven former owners entered into a Settlement Agreement and Release. This Settlement Agreement and Release constitutes full settlement of and release from all claims of both the former owners and the Company. Upon settlement, the Company paid the former owners an aggregate amount approximating $46,000 which was expensed in the accompanying financial statements.

In June 1996, Crescent Real Estate Fund, the Company's former landlord in Dallas, Texas, commenced an action in Texas District Court, Dallas County, for past due rent from August 1995 forward. The amount sought is not determinable from the complaint, but may be in excess of $200,000. The Company disputes the amount owed, has responded to the complaint and has had the action removed to the U.S. Federal District Court for the Northern District of Texas, Dallas Division. The Company intends to vigorously contest the action. The Company's management does not expect this action to have a material adverse impact on the financial position or operations of the Company. The Company has accrued $30,000 to settle this action, which amount represents its estimate of the balance due to the former landlord at the time that the lease was terminated.

Servicing

At September 30, 1996, the Company owed approximately $218,000 to an escrow cash account that it maintains on behalf of the borrowers of certain of the loans the Company services. As of January 20, 1997, the escrow account had not been funded.

Leases

The Company is obligated under non-cancelable leases for office space, all of which are accounted for as operating leases. The leases expire at various dates with options for renewals. The leases contain escalation clauses which provide for increased rental expense, primarily based upon increases in the consumer price index and real estate taxes. Rent expense approximated $164,000 and $214,000 for the years ended September 30, 1996 and 1995, respectively.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 13.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Minimum annual rental commitments on non-cancelable operating leases for premises are as follows (in thousands):

             Year Ending
            September 30,
            -------------
                1997                                  $   99
                1998                                      98
                1999                                       8
                2000                                       -
                 2001 and thereafter                       -
                                                      ------
                                                      $  205

NOTE 14.  SUPPLEMENTAL CASH FLOW INFORMATION

The following is a presentation of supplemental cash flow information and noncash investing and financing activities (in thousands):

                                                      Years Ended September 30,
                                                      -------------------------
                                                           1996       1995
                                                           ----       ----
      Cash paid for interest                               $221       $177
                                                           ----       ----
      Cash paid for taxes                                  $ --       $ --
                                                           ----       ----
      Conversion of borrowings to capital                  $503       $ 60
                                                           ====       ====

In connection with the acquisition of DMC during the year ended September 30, 1995, the Company had the following transaction (in thousands):

      Assets acquired                                                   $ 3,133
      Liabilities assumed                                                  (239)
      Debt financing                                                     (2,806)
                                                                        -------
      Cash paid                                                              88
      Less cash acquired                                                   (112)
                                                                        -------
      Net cash paid (received)                                          $   (24)
                                                                        =======

In connection with the acquisition of DMC, the Company incurred debt of $2,806,000.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

NOTE 15.  SUBSEQUENT EVENTS

Issuance of Common Stock for Services Rendered

In November 1996, the Company issued 2,100 shares of common stock to an attorney in exchange for legal services provided in the approximate amount of $10,500.

Proposed Stock Offering

On November 12, 1996, the Company's registration statement was declared effective by the Securities and Exchange Commission. The proposed offering is for a minimum of 550,000 shares and a maximum of 1,270,000 shares of common stock at an offering price of $5.00 per share. In addition, there is a maximum of 1,270,000 warrants offered at $.15 per warrant. There is no assurance as to whether or when the Company will complete the offering.

Disposition of Mortgage Servicing Rights

In December 1996, mortgage servicing rights representing approximately $31,104,000 of unpaid principal were recalled by the owner of the mortgages in exchange for a termination fee paid to the Company of approximately $226,000. The Company recognized a loss on the transaction of approximately $5,000.

Notes Payable

On December 27, 1996, the $695,000 note payable matured and was not paid. No extension of the due date has been requested.

In October 1996, the Company repaid approximately $481,000 of the unsecured note payable due to a mortgage company in partial settlement of the reduction in the repurchase agreement.

Repurchase Agreement

In January 1997, the Company repurchased and sold approximately $742,000 of the repurchase agreement mortgage loans and remitted the repurchase price plus accrued interest to the lender.

In January 1997, the lender extended the maturity date of the repurchase agreement until February 28, 1997. All other terms and conditions remained the same.