Form 10QSB
period 1996-12-31
HOMEOWNERS FINANCIAL CORP
filed 1997-04-29
CIK 932268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from

                         Commission File Number: 0-25744

                           HOMEOWNERS FINANCIAL CORP.
      (Exact name of the small business issuer as specified in its charter)

          DELAWARE                                     13-2747380
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

           2075 West Big Beaver Road, Suite 550, Troy, Michigan 48084
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (800) 723-6001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes __X__ No ______

Indicate the number of shares outstanding of each of issuer's classes of Common Stock, as of the latest practicable date.


                    Class                       Outstanding at December 31, 1996

             Common Stock, par value                      4,133,313 Shares
                $.01 per share

                       Transitional Small Business Format

                          (check one); YES ______ NO __X__

                   HOMEOWNERS FINANCIAL CORP.and SUBSIDIARIES

                                      INDEX

Part I.  Financial Information

Item 1.  Financial Statements:                                          P.    3
         Condensed Consolidated Statements of Financial Condition       P.    4
         as of December 31, 1996 and September 30, 1996.

         Condensed Consolidated Statements of Operations for the        P.    5
         three months ended December 31, 1996 and December 31, 1995.

         Condensed Consolidated Statement of Stockholders' Equity       P.    6
         for the three months ended December 31, 1996.

         Condensed Consolidated Statements of Cash Flows for the        P.  7-8
         three months ended December 31, 1996 and December 31, 1995.

         Notes to Condensed Consolidated Financial Statements.          P. 9-10

Item 2.  Management's Discussion and Analysis of Financial              P.11-18
         Condition and Results of Operations

Part II.  Other Information

Item 1.   Legal Proceedings                                             P.   19

Item 2.   Change in Securities                                          P.   19

Item 3.   Defaults Upon Senior Securities                               P.   19

Item 4.   Submission of Matters to a Vote of Security Holders           P.   19

Item 5.   Other Information                                             P.   19

Item 6.   Exhibits and Reports on Form 8-K                              P.   19

Signatures                                                              P.   20

Financial Data Schedule                                                 P.   21

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the three months ended December 31, 1996 .

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjuction with the Company's audited financial statements at, and for the fiscal year ended September 30, 1996.

     The results reflected for the three months ended December 31, 1996 are not necessarily indicative of the results for the entire fiscal year.

                                     PART 1
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             December      September
                                                                31,            30,
                                                               1996           1996
                                                               ----           ----
                                                            (unaudited)
ASSETS

Cash and cash equivalents ..................................   $    145    $    203
Cash - restricted ..........................................        259         259
Mortgage loans held for sale ...............................      3,296       2,986
Mortgage loans held for sale-related party .................        157         157
Purchased mortgage servicing rights-net ....................      4,771       5,173
Accrued income and servicing receivables ...................        887         557
Property, premises and equipment-net .......................        116          94
Deferred stock issuance costs ..............................      1,103         926
Other assets ...............................................        590         609
                                                               --------    --------
                                                               $ 11,324    $ 10,964
                                                               ========    ========

LIABILITIES AND STOCK HOLDERS' EQUITY

Liabilities
Accounts payable and other liabilities .....................   $  2,163    $  1,089
Repurchase agreements ......................................      1,504       1,513
Notes payable ..............................................      5,942       6,384
Notes payable to related parties ...........................         18          18
                                                               --------    --------
                                                                  9,627       9,004
                                                               --------    --------

Stockholders' equity
Preferred stock, $.10 par value 1,000,000 shares authorized,
Series A, 1,750 shares issued and outstanding, .............          *           *
Series B, 503 shares issued and outstanding, ...............         **          **
Series C, 58,608 shares issued and outstanding, ............          6           6
Common stock, $.01 par value, 10,000,000 shares authorized,
4,133,313 shares issued and outstanding, ...................         41          41
Additional paid-in capital .................................      3,210       3,210
Accumulated deficit ........................................     (1,560)     (1,297)
                                                               --------    --------
                                                                  1,697       1,960
                                                               --------    --------
                                                               $ 11,324    $ 10,964
                                                               ========    ========

 * Preferred stock amount prior to rounding to thousands was $175. ** Preferred stock amount prior to rounding to thousands was $50.

See accompanying notes to financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                         Three Months Ended
                                                            December 31,
                                                            (unaudited)
                                                        1996           1995
                                                        ----           ----
INCOME

Mortgage servicing and subservicing income ........   $       521    $       602
Origination income ................................            70             71
Interest ..........................................            62              4
Gain on sale of mortgage loans held for sale ......            31           --
Gain on sale of purchased mortgage servicing rights          --             --
Other income ......................................             2             29
                                                      -----------    -----------
                                                              686            706
                                                      -----------    -----------


EXPENSES

Compensation and benefits .........................           339            358
Office occupancy ..................................            56             47
Office supplies and expenses ......................           102             58
Professional services .............................             9             27
Interest ..........................................            97             41
Provision for estimated losses on loans serviced ..          --             --
Amortization of mortgage loan servicing rights ....           225            270
Other .............................................           122            122
                                                      -----------    -----------
                                                              950            923
                                                      -----------    -----------

NET LOSS BEFORE PROVISION FOR
INCOME TAXES ......................................          (264)          (217)
INCOME TAX (PROVISION) BENEFIT ....................          --             --
                                                      -----------    -----------

NET LOSS ..........................................          (264)          (217)

Less cumulative preferred stock dividends .........           (69)           (48)
                                                      -----------    -----------

Loss attributable to common stock .................   $      (333)   $      (265)
                                                      ===========    ===========

Loss per share ....................................   $      (.08)   $      (.06)
                                                      -----------    -----------

Weighted average shares ...........................     4,132,263      4,124,212
                                                      -----------    -----------

See accompanying notes to financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES


            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except shares outstanding)
                                   (unaudited)

                                            Shares Outstanding                  Par Value
                                 Preferred A  Preferred B  Preferred C  Common  Preferred A  Preferred B  Preferred C  Common
                                 -----------  -----------  -----------  ------  -----------  -----------  -----------  ------


Balance at September 30, 1996       1,750         503      58,608   4,131,213      $   *       $   **       $   6      $   41
         Issued for services         --          --          --         2,100        --           --          --         --
         Net loss ...........        --          --          --          --          --           --          --         --
         Rounding ...........        --          --          --          --          --           --          --         --
                                    -----         ---      ------   ---------      -----       ------       -----      ------

Balance at December 31, 1996        1,750         503      58,608   4,133,313      $   *       $   **       $   6      $   41
                                    -----         ---      ------   ---------      -----       ------       -----      ------

                                 Additional
                                  Paid-in   Accumulated
                                  Capital     Deficit      Total
                                  -------     -------    ---------

Balance at September 30, 1996     $ 3,210     $(1,297)   $   1,960
         Issued for services         --          --           --
         Net loss ...........        --          (264)        (264)
         Rounding ...........        --             1            1
                                  -------     -------    ---------

Balance at December 31, 1996      $ 3,210     $(1,560)   $   1,697
                                  -------     -------    ---------

         *Preferred "A" stock amount prior to rounding to thousands was $175. **Preferred "B" stock amount prior to rounding to thousands was $50.

See accompanying notes to financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                         Three Months
                                                            Ended
                                                         December 31,
                                                    1996             1995
                                               --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...................................         $  (264)   $  (217)
Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation and amortization ..............             262        282
Common stock issued for services ...........              10       --
Gain on sale of mortgage loans held for sale
                                                         (31)      --
Purchases of mortgage loans held for sale ..          (8,761)    (1,308)
Proceeds from sale of mortgage loans held
for sale ...................................           8,641        427
Recoveries (losses) on mortgage loans
serviced and held for sale .................               2       --
Change in assets- (increase) decrease
   Accrued income and servicing receivable .            (330)      (350)
   Other assets ............................             (20)       343
Deferred stock issuance costs ..............            (177)       (55)
Change in liabilities-increase (decrease)
   Accounts payable and other liabilities ..           1,074        (96)

                                                     -------    -------

Net cash provided by (used in)
operating activities .......................             406       (974)
                                                     -------    -------

See accompanying notes to financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                             (Dollars in Thousands)

                                                       Three Months
                                                          Ended
                                                       December 31,
                                                     1996        1995
                                                     ----        ----
CASH FLOWS FROM INVESTING ACTIVITIES
Receipts from other loans ......................       --           137
Purchases of  mortgage servicing
rights .........................................        (48)       --
Purchases of property, premises and equipment ..        (22)       --
                                                   --------    --------
           Net cash (used in ) provided by
             investing activities ..............        (70)        137
                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of repurchase agreements ............       (467)       --
Proceeds from borrowings .......................     14,696       1,053
Repayments of borrowings .......................    (14,623)       (200)
Payment of dividends ...........................       --           (48)


                                                   --------    --------
      Net cash (used in) provided by
financing ......................................       (394)        805
                                                               --------
       activities
                                                               --------
Net (decrease) in cash and cash
equivalents ....................................        (58)        (32)

Cash and cash equivalents at beginning of period
                                                        203          44
                                                   --------    --------

Cash and cash equivalents at end of period .....   $    145    $     12
                                                   ========    ========

See accompanying notes to financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. ORIGINATION AND NATURE OF BUSINESS

     Homeowners Financial Corp. (the "Company"), through its wholly-owned subsidiaries, FIS, Inc. ("FIS") and FIS' wholly-owned subsidiary, Home Owners Funding Corp. of America ("HOFCA") and Developers Mortgage Corporation ("DMC"), is full service mortgage banking company that services, originates, acquires and markets mortgage loans secured primarily by residential properties located in 48 states and the District of Columbia. All of the Company's substantive operations are conducted by HOFCA and DMC.

Note 2. BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10Q-SB and Regulation SB and in the opinion of management of the Company include all information and footnotes necessary for a fair presentation of financial position, results of operations, stockholders' equity and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Condensed Consolidated Statements of Financial Condition at December 31, 1996 and September 30, 1996, Condensed Consolidated Statements of Operations for the three months ended December 31, 1996 and December 31, 1995, Condensed Consolidated Statement of Stockholders' Equity for three months ended December 31, 1996 and Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 1996 and December 31, 1995. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as whole.


Note 3. NOTES PAYABLE

     The Company was not in compliance with certain provisions of the term note and the amended credit facility as of September 30, 1996 through December 31, 1996. On January 23, 1997 the Company, as result of closing on the sale of its public offering of common stock and warrants, was in compliance with all provisions of the term note and amended credit facility except for one provision for which compliance has been waived until June 30, 1997. (See Note 5)

Note 4. COMMITMENTS AND CONTINGENCIES

GNMA Claims

     In March 1995, the Company was informed by GNMA of a potential claim wherein the Company, under its former ownership and management, allegedly overcharged GNMA under the terms of certain sub-servicing agreements. The claim alleges an approximate $3,100,000 projected liability based upon a review of only about one percent of the transactions performed by the Company under its agreements with GNMA. Management believes that this claim is essentially without merit and special counsel to the Company has reviewed the claim and the relevant transactions and has informed the Company of its belief that there are reasonable defenses to GNMA's claim in any amount which might be material to the Company. GNMA has made no formal claim or demand for payment or reimbursement under these terminated sub-servicing agreements. Management believes that there will be no material impact from the uncertainty pursuant to SFAS No. 5.

Legal Proceedings

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

General Corporate

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


Note 5. SUBSEQUENT EVENTS


Notes Payable

     On December 27, 1996, the $695,000 note payable matured and was not paid. No extension of the due date was requested. The note payable and accrued interest was paid in full on January 24, 1997 with proceeds from the sale of the Company's common stock and warrants offering and operating capital.


 Repurchase Agreement

     In January 1997, the Company repurchased and sold approximately $742,000 of the repurchase agreement mortgage loans and remitted the repurchase price plus accrued interest to the lender.

     In January 1997, the lender extended the maturity date of the repurchase agreement until April 30, 1997. All other terms and conditions remained the same.

Initial Public Offering

     On January 23, 1997, the Company closed its initial public offering, selling an aggregate of 558,276 shares of Common Stock and 1,263,601 Class A Common Stock purchase warrants. The Company received approximately $2,981,000 in proceeds from the offering before offering costs of $1,344,000. Shortly after the closing of the offering, Toluca Pacific Corporation, the underwriter of the offering, ceased operations. This resulted in a delay in the delivery of security certificates to purchasers. It also means that Toluca Pacific Securities Corporation will not be a market maker in the Company's Securities. On February 19, 1997, due to the fact that the inside bid price of the Company's Common Stock dropped below $3.00 per share, NASDAQ informed the Company that the Company's common stock and Class A Warrants would not be listed on the NASDAQ SmallCaps market.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Effect of Interest Rate Fluctuations. Low interest rates generally favor loan origination activities. Such low interest rates normally expand the market demand for new loan financing, and increase mortgage loan activity and revenue associated with such operations. However, partly because of competition, fee income and the net interest margin earned for each loan originated usually decreases in such an environment. While current interest rates are not high by historical standards, any sustained increase in interest rates will likely have a materially negative effect on loan origination volume throughout the industry. The Company's loan origination volume historically has declined as a result of increases in interest rates. If interest rates increase, it is uncertain whether the Company will be able to maintain it's origination volume. If interest rates decrease, the Company's origination volume should increase.

     Low interest rates generally have the effect of increasing prepayments in the Company's servicing portfolio because they tend to stimulate both a higher level of home purchases and the refinancing of existing mortgage debt. However, with the expansion of it's mortgage loan servicing rights acquisition activities, the Company has been able to add a significant volume of servicing rights to it's servicing portfolio. These acquisitions have served to offset a portion of prepayments, transfers and sales of loan servicing. If origination and acquisition activity cannot replace prepayments, transfers and sales, future loan servicing revenues will decline. Higher levels of loan prepayments also increase the Company's amortization of purchased mortgage servicing rights to reflect a shorter expected life of loans serviced. The Company's servicing portfolio carries a weighted average interest rate of approximately 7.86% resulting in stable and expected prepayment levels for the Company.

     Higher interest rates historically slow prepayments in the Company's servicing portfolio because they tend to reduce the volume of home purchases and the refinancing of existing mortgage debt. While interest rates are not high by historical standards, management believes that the current level of interest rates, approximately 8.0%, relative to the recent historically low interest rates of approximately 7.0% during early 1995, are at a level where prepayment levels will not be affected.

     Variations in interest rates may also impact revenue from the sale of servicing rights. To the extent that it's origination volume varies, the Company may have more or less servicing rights available for sale or retention. Market expectations regarding future mortgage loan prepayments and other supply and demand factors may influence the price the Company receives for servicing rights. At December 31, 1996, the principal balances of mortgage loans in the Company's servicing portfolio were primarily located in the states of California (33.8%, Maryland (13.9%), New York (9.5%), Washington (8.0%) and Virginia
(6.1%). Economic slow downs in the states in which the Company's business is conducted may result in a decline in the Company's results of operations in the future to the extent such decline affects loan origination volumes or levels of loan delinquency and defaults.

Effect of Inflation. The Company's mortgage banking operations are affected by inflation primarily through its impact on interest rates. See above.

Accounting for Mortgage Banking Activities. For the year ended September 30, 1995 and all prior years, the cost of purchased mortgage servicing rights ("PMSR") was capitalized and amortized over the estimated remaining life of the related loans proportionate to the estimated discounted net servicing income on a disaggregated basis. The Company monitors changes in interest rates, prepayment and default experience on the mortgage loans underlying its PMSR's and, to the extent unanticipated mortgage prepayments and/or defaults occur, adjusts the anticipated amortization on a prospective basis. To the extent that unanticipated mortgage prepayments result in the carrying value of purchased servicing rights exceeding estimated discounted future net servicing income, a write-down of the PMSRs would be made through a charge to current earnings. The PMSR portfolio is disaggregated by (i) investor type (ii) remittance type; (iii) term of loans; (iv) average loan balance; (v) weighted average interest rate;
(vi) weighted average servicing fee; (vii) average custodial account balances; and (viii) credit worthiness, to include delinquencies, foreclosures and bankruptcies. Since November 1994, when the Company made its first bulk purchase of PSMRs, the Company's PMSR portfolio has not experienced any impairment from higher than anticipated prepayments or defaults. See "Effect Of Interest Rate Fluctuations" above.

     In May, 1995, FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65" issued for fiscal years beginning after December 15, 1995. The Company has adopted SFAS No. 122 for the year ending September 30, 1996. Under SFAS No. 122, when an enterprise purchases or originates mortgage loans, and the enterprise sells or securitizes the loans and retains the servicing rights ("MSR"), the enterprise should allocate the cost of the mortgage loans to the MSRs and the loans based upon their relative fair values. SFAS No. 122 also requires establishment of a valuation allowance for the excess of the carrying amount of capitalized MSRs over estimated fair value. Since the beginning of the fiscal year ending September 30, 1996, on a periodic basis for purposes of measuring impairment, MSRs are disaggregated and stratified on predominant risk characteristics, primarily loan type, interest rate and investor type. Currently, because of the small volume of mortgage loan originations, approximately 50% of the Company's originations are sold with mortgage loan servicing released to the purchasers. The Company has not experienced any material effect resulting from the adoption of SFAS No. 122 on the Company's financial condition or statement of operations for the three month period ended December 31, 1996. However, as the Company increases its origination volume in the future, management anticipates that a proportionately larger volume of the mortgage loan servicing rights will be retained and not sold. At such time, the adoption of SFAS No. 122 may have an impact on the Company's financial condition and statement of operations. As these effects are directly related to future interest rates and future expenses, as well as management's internal decisions regarding retention of such rights, it is currently impossible to quantify the impact of such events.



Results of Operations

     The Company is a diversified residential mortgage banker which services, originates and, in most cases, sells mortgage loans secured by one-to-four family residences. The Company provides a range of mortgage loan products including, but not limited to fixed rate and adjustable rate loans with a variety of terms.


Three Months Ended December 31, 1996 Compared with Three
Months Ended December 31, 1995

Overview. The Company's net loss for the three months ended December 31, 1996 was $264,000 before cumulative but unpaid preferred dividends of $69,000 as compared to a net loss of $217,000 before preferred dividend payments of $48,000 for the three months ended December 31, 1995, an increase in loss of $47,000, approximately 21.7%. The increase in loss was primarily attributable to a reduction in net servicing income of $81,000, partially offset by a reduction of $45,000 in amortization of mortgage loan servicing rights.

Loan Servicing. Mortgage loan servicing revenue decreased from $602,000 for the three months ended December 31, 1995 to $521,000 for the three months ended December 31, 1996. This decrease in mortgage loan servicing revenue of $81,000, approximately 13.5%, was primarily the result of a reduction in the volume of loans serviced to $548.2 million as of December 31, 1996 from $652.8 million as of December 31, 1995, a reduction of $104.6 million, approximately 16.0%.

     During the three months ended December 31, 1996 loans paid in full were $9.1 million, representing an annualized prepayment rate of approximately 6.2%, compared to loans paid in full of $12.2 million during the three months ended December 31, 1995, representing an annualized prepayment rate of approximately 7.1%. The reduction in loans paid in full of approximately $3.1 million during the three months ended December 31, 1996 as compared to the three months ended December 31, 1995, a reduction of approximately 25.4%, resulted primarily from an increase in mortgage interest rates from approximately 7.25% at December 31, 1995 to approximately 8.0% at December 31, 1996.

     Regular principal reductions, transfers, bulk sales, and foreclosures were approximately $37.6 million during the three months ended December 31, 1996 compared to $27.2 million during the three months ended December 31, 1995. This represents an increase of $10.4 million, approximately 38.2%, and resulted primarily from the sale of $31.1 million of housing authority servicing rights back to the owner during December, 1996. The Company is to receive a fee equal to approximately $233,000 for the sale of the housing authority servicing rights, the fee being essentially equal to the net book value of the servicing rights sold

Loan Origination. Loan origination revenue, which includes the fees associated with the origination process and the net gains on the sale of loans, was $101,000 for the three months ended December 31, 1996 compared with $71,000 for the three months ended December 31, 1995. The increase of $30,000 approximately 42.3%, resulted primarily from gains on the sale of loans held for sale of $31,000 during the three months ended December 31, 1996. During the three months ended December 31, 1996 the Company began selling loan originations while retaining the servicing rights. During the three months ended December 31, 1995 all mortgage loan originations were sold on a servicing released basis and there was no separate gain on the sale of mortgage loans held for sale as all net proceeds on such sales were classified as loan origination fees.

                                     Analysis of Loan Origination Revenues

                                              Three Months Ended
                                                  December 31
                                            1996               1995

                                                    ($000)

Loan origination fees                        $70                $71
Net marketing gains                           31                  -
                                            ----               ----
Loan origination revenues                    101                 71
                                            ====               ====

Net Interest. The Company's net interest cost for the three months ended December 31, 1996 was $35,000 compared with a net interest cost of $37,000 for the three months ended December 31, 1995. The decrease of $2,000 represented approximately 5.4%. Interest income increased to $62,000 during the three months ended December 31, 1996 from $4,000 during the three months ended December 31, 1995. The increase of $58,000 resulted primarily from additional interest income on mortgage loans held for sale. Mortgage loans held for sale were approximately $3.3 million at December 31, 1996 compared to approximately $1.6 million at December 31, 1995, $1.1 million of December 31, 1995 balance being funded during the month of December, 1995. The increase in mortgage loans held for sale resulted from increasing use of the Company's warehouse line of credit and deemphasis of table funding originations during the 1996 period. Interest expense increased to $97,000 during the three months ended December 31, 1996 compared to $41,000 during the three months ended December 31, 1995. The $56,000 increase, approximately 136.6%, resulted from increased use of the Company's warehouse line of credit and interest expense on the Company's repurchase agreement.

                                                      Net Interest Cost
                                                     Three Months Ended
                                                        December 31,
                                                     1996          1995
                                                    -----          ----
                                                           ($000)
Net interest cost:
    Interest income.............................   $    62        $    4
    Interest expense on warehouse and other
     operating debt.............................   $  (97)        $  (41)
                                                  -------        -------
    Net interest cost...........................   $  (35)        $  (37)
                                                  ========       ========


Other Income. Other income decreased to $2,000 for the three months ended December 31, 1996 compared to $29,000 for the three months ended December 31, 1995. The reduction of $27,000 resulted from significantly lower miscellaneous income.


Personnel Costs. Personnel costs for the three months ended December 31, 1996 were $339,000 compared to $358,000 for the three months ended December 31, 1995, a decrease of $19,000 or approximately 5.3%. This decrease resulted from a reduction in servicing personnel costs due to operating efficiencies.
Approximately $29,000 in commissions were paid during the three months ended December 31, 1996. Approximately $20,000 in commissions were paid during the three months ended Dcember 31, 1995. Commissions are generally calculated as a percentage of the loan origination fee, and, the percentage is based upon the volume of business produced monthly by the loan officer. This allows the Company to match more closely the origination fee income with the related commission expense.

Occupancy, Office and Professional Expenses. Occupancy, office and professional expenses increased to $167,000 for the three months ended December 31, 1996 from $132,000 for the three months ended December 31, 1995. The increase of $35,000, approximately 26.5%, was primarily due to additional office and occupancy expenses, partially offset by a reduction in professional services expense.

Provisions for Loan Losses. There was no additional provision for loan losses for either the three month period ended December 31, 1996 or the three month period ended December 31, 1995. The provision is determined by analysis of such factors as the prevailing level of loan delinquencies, anticipated reinstatement rates from the various stages of delinquency, and loss experience on similar loans serviced. The Company acts as the agent for the Mortgage Investor in filing the foreclosure action, and is indemnified for all costs, losses and claims resulting from the foreclosure process. Management believes that the reserve of approximately $237,000 remaining on the Company's books is sufficient to cover the limited amount of recourse exposure in the loan servicing portfolio. Approximately 50% of the Company's loan originations were sold with servicing released to the purchaser. The Company does not require a loan loss reserve for origination activities because , it retains neither the loans nor the servicing rights of the loans sold with servicing rights released, and, all loans sold with serviced rights retained were sold with no loss recourse back to the Company. The Company's portfolio is essentially without recourse to the Company. The investors for whom the portfolio are serviced by the Company are responsible for all costs, losses and claims resulting from the servicing of the loans, including loan delinquencies and foreclosure actions.

Amortization of Mortgage Loan Servicing Rights. Amortization of mortgage loan servicing rights was $225,000 for the three months ended December 31, 1996 compared to $270,000 for the three months ended December 31, 1995. The decrease of $45,000, approximately 16.7%, resulted from decreased prepayments because of an increase in mortgage loan interest rates from approximately 7.25% at December 31, 1995 to approximately 8.0% at December 31, 1996. See - "Loan Servicing."

     Management expects that prepayment rates for servicing rights will remain constant or increase slightly. The effect of lower interest rates, resulting in potentially greater prepayment risk, is counterbalanced by the economic threat posed by inflation, which stabilizes or increases interest rates, thereby reducing prepayment risk. The Company anticipates that long-term interest rates will range between 7.50% and 8.50%. The overall weighted average interest rate for the Company's portfolio is approximately 7.86%, therefore, management believes that any material increase in prepayments would not take place until mortgage interest rates reach or drop below 7.00%. Currently long-term mortgage interest rates are approximately 8.00%.

     Nationwide, prepayment speeds for interest rates of 9.00% or more have generally increased, prepayment speeds on interest rates of 8.00% or less have remained constant or declined. Results of operations and liquidity for the Company are not likely to be affected materially by changes in prepayment speeds unless mortgage interest rates decline to the 7.00% level. Management believes that, if interest rates were to fall to a level where prepayment speeds increase such that results of operations and liquidity are affected, increased fee income from loan origination volume could partially offset the impact on results of operations and liquidity. The Company would seek to refinance that portion of its servicing portfolio that was most susceptible to prepayment, retaining the loan servicing rights on the refinanced loans.

Other Expenses. Other expenses for the three months ended December 31, 1996 and for the three months ended December 31, 1995 were $122,000.

Income Taxes. There was no income tax expense or benefit for the three months ended December 31, 1996 or the three months ended December 31, 1995 because of the Company's net operating losses of $264,000 and $217,000, respectively, during these periods.


Liquidity and Capital Resources

     The Company's primary short-term liquidity requirements are for mortgage loan fundings and for advances that it is required to make related to its obligations as a servicer of loans. These requirements are generally met through short-term warehouse borrowings, other short-term borrowings and from cash flow from operations. The Company also has longer term liquidity requirements, principally related to acquired mortgage loan servicing rights, which are funded with longer term debt.

     During the three months ended December 31,1996 and three months ended December 31, 1995, the Company had a net decrease in cash and cash equivalents of $58,000 and $32,000, respectively. Net cash provided by operating activities of $406,000 for the three months ended Dcember 31, 1996 and net cash used in operating activities of $974,000 for the three months ended December 31, 1995, reflect net losses of $264,000 and $217,000, respectively, plus adjustments to the net losses of $670,000 and $757,000, respectively, which consisted of non-cash amortization of mortgage loan servicing rights, an increase in accrued income and servicing receivables and the purchase and sale of mortgage loans held for sale and the proceeds from such sales. Net cash used in investing activities was $70,000 for the three months ended December 31, 1996 and net cash provided by investing activities was $137,000 for the three months ended December 31, 1995. Net cash used in financing activities was $394,000 for the three months ended December 31, 1996 and net cash provided by financing activities was $805,000 for the three months ended December 31, 1995.


     On August 30, 1995, the Company entered into a credit agreement with First Bank, pursuant to which First Bank committed to loan the Company up to $4.0 million ("First Term Loan") and provide a warehousing facility to the Company of up to $5.0 million ("First Warehousing Facility").

     As of December 31, 1996, the Company's outstanding principal balance under the First Term Loan is $3.0 million. The Company used the proceeds from this loan to pay the balance of the purchase price for DMC, including mortgage servicing rights and related assets, and, to repay debt. Principal under the First Term Loan accrues interest at the fixed rate of 2.75%. Interest is payable monthly and five percent of the principal balance is payable quarterly. All remaining principal and accrued interest is payable on or before August 30, 2000 or sooner in the event of a default. Events of default include failure to make required payments, breaches of the terms, representations or warranties under the First Credit Agreement and related documents, insolvency and material judgments. The Company must also maintain the following minimum financial criteria (as defined in the First Credit Agreement as amended): "Adjusted
Tangible  Net Worth"  ("ATNW")  must be at least  $2.7  million;  the  "Adjusted
Leverage Ratio" ("ALR") must be no greater than 4.0-to-1.0; the "Debt Service Coverage Ratio" ("DSCR") must be at least 1.2-to-1.0; the aggregate principal balance of mortgage loans serviced must be at least $500 million; and the report of the independent auditor in the Company's audited consolidated financial statements cannot contain a "going concern" explanatory paragraph.

     The Company was in default under the ATNW, ALR and the DSCR financial requirements of its credit agreement with First Bank ("First Credit Agreement") concerning the First Term Loan and the First Warehousing Facility as of September 30, 1996 through December 31, 1996. At September 30, 1996, October 31, 1996, November 30, 1996 and December 31, 1996 the financial requirements of the Company were as follows:

                September 30,    October 31,       November 30,     December 31,
                   1996           1996                 1996            1996

ATNW           $1.5 million     $1.5 million      $1.5 million     $1.1 million
ALR            5.81 to 1.0      5.84 to 1.0       5.04 to 1.0      8.64 to 1.0
DSCR           .51 to 1.0       NA                NA               .32 to 1.0

As a result of the receipt of funds from the Company's IPO which closed on January 23, 1997, the Company's ATNW was $3.5 million and the Company's ALR was
2.59 to 1.0. First Bank has waived compliance with the DSCR financial requirement until March 31, 1997.

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

     The First Warehousing Facility permits the Company to finance mortgage loan acquisitions and originations up to an aggregate of $5.0 million. Advances under the Facility may not exceed 100% of the "Warehouse Collateral Value" of the eligible mortgage loans ("WCV"). The WCV is the lesser of: (a) 98% of the lesser of the origination or acquisition price of the mortgage loan; the weighted average purchase price under a Firm or Standby Take-Out Commitment (a commitment from an investor to purchase a mortgage loan within a specific time period, under which commitment, respectively, the Company is obligated or has the right to sell the mortgage loan); or the fair market value of the mortgage loan; and
(b) 100% of the remaining unpaid principal balance of the pledged mortgage loan. A mortgage loan will be deemed to have no WCV if : (i) more than 90 days elapse from the date the mortgage loan was pledged; (ii) more than 45 days elapse from the date the mortgage loan was delivered to an investor for examination and purchase; (iii) more than 21 days elapse from the date certain Collateral documents were delivered to an investor for correction or completion; (iv) a delinquency of at least 60 days occurred on the mortgage loan; (v) the mortgage loan ceases to be an eligible mortgage loan (i.e., it is not entirely owned by the Company, it does not qualify as an Agency eligible mortgage loan or it does not qualify for purchase under an existing Take-Out Commitment); or (vi) First Bank notifies the Company that, in its reasonable opinion, the mortgage loan is not marketable. Interest is charged based upon one of the following three methods: "Fixed Rate," "Reference Rate" or Floating Eurodollar Rate." The applicable method of interest calculation is at the option of the Company. The Fixed Rate is a rate equal to 2.75% for the Term Loan and 1.875% for the Warehouse Loan. The Company must maintain at First Bank unencumbered deposit balances equal to one hundred percent (100%) of the loan balances outstanding, plus, regulatory reserve requirements, in order to obtain the Fixed Rate. The Company maintains sufficient balances as of the date hereof to obtain the Fixed Rate. In the event that deposit balances drop below one hundred percent (100%) of the loan balances outstanding, the Company will pay a fee on the deficiency at a floating per annum rate which is tied to the "Libor Rate." The Reference Rate is equal to the bank's published rate for its customers, more commonly known as the "prime rate." The Floating Eurodollar Rate, more commonly known as the "Libor Rate," is based on the daily London Interbank Offered Rates as published in the Wall Street Journal, plus 1.875% for borrowings against the Warehouse Loan and 2.75% for borrowings against the Term Loan. The Company also pays a monthly facility fee equal to .25% of the First Warehousing Facility commitment. The Company must also maintain the above discussed minimum criteria. Payment under the First Warehousing Facility is secured by all assets of the Company.

     Pursuant to an agreement between the Company and the Government National Mortgage Association ("GNMA") the Company was required to establish two restricted cash accounts. The Company continues to maintain restricted cash accounts in the amount of $259,000 which were established as the result of a loan sale and servicing related agreements entered into in July, 1992. The Company can only use these funds to reimburse itself as servicer for expenses it advances in collection, bankruptcy and collateral protection concerning these loans. Additionally, the purchaser of these loans has a security interest in these accounts and may make claim to them to reimburse purchaser for losses attributable to loan defaults. The Company believes that this restricted cash amount is sufficient to cover any future collection, bankruptcy and collateral protection losses and expenses related to these loans.


     The Company filed a registration statement with the Securities and Exchange Commission to register shares of its common stock and common stock purchase warrants for sale to the public. The registration statement was declared effective as of November 12, 1996. The Company raised approximately $2.98 million in proceeds from the IPO, before related IPO costs of approximately $1.34 million, which closed on January 23, 1997.

Potential Liability. The Company has received informal notice from GNMA of a potential claim wherein the Company, under its former ownership and management, allegedly overcharged GNMA under the terms of certain sub-servicing agreements. Management believes that this claim is essentially without merit and special counsel to the Company has reviewed the claim and the relevant transactions and has informed the Company of its belief that there are reasonable defenses to GNMA's claim in any amount which might be material to the Company. However, if this matter results in substantial liability, the Company's business could be materially adversely affected.

Expansion Plans

     The Company's strategy in the mortgage banking area is to increase the size, diversity and quality of its mortgage loan servicing portfolio and to expand its origination operations. The Company's acquisition of DMC is consistent with this strategy. The Company plans to increase the size of its mortgage loan servicing portfolio by selectively acquiring mortgage loan servicing rights and by retaining the servicing rights on a portion of the loans that it originates. Management believes that the Company currently has the loan servicing capacity to increase the size of its mortgage loan servicing portfolio by an additional 40,000 loans without incurring significant additional capital expenditures or fixed costs. By increasing the size of the mortgage loan servicing portfolio, management believes that the Company can enhance its mortgage loan servicing efficiency and become profitable. Moreover, the Company believes that increasing the size, diversity, type and quality of its mortgage loan servicing portfolio will enable it to reduce the effects of prepayments resulting from fluctuations in interest rates and defaults resulting from regional economic downturns.

     The Company has begun the process of expanding its origination activities by purchasing and reselling whole loan portfolios while retainging the servicing rights. Through the acquisition and expansion of DMC's originations to a level where originations exceed the volume of prepayments, sales and transfers experienced in its mortgage loan servicing portfolio. The Company intends to use approximately $250,000 from the net proceeds of its initial public offereing to purchase approximately $25 million of morgage loan servicing rights. The Company has made offers to purchase mortgage loan servicing rights subsequent to the closing of its initial public offering. Some offers were rejected and some remain under consideration by the sellers. The Company will continue to attempt to acquire additional mortgage loan servicing rights, however no assurance can be given that the Company will be able to purchase or otherwise acquire additional mortgage loan servicing rights. If the Company is unable to acquire additioanl mortgage loan sevicing rights, its operations will be materially adversely affected.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 2. Changes in Securities

            None.

Item 3. Defaults Upon Senior Securities

            None.

Item 4. Submission of Matters to a Vote of Security Holders

            None.

Item 5. Other Information

     On February 19, 1997, due to the fact that the inside bid price of the Company's Common Stock dropped below $3.00 per share, NASDAQ informed the Company that the Company's common stock and Class A Warrants would not be listed on the NASDAQ SmallCaps market.

Item 6. Exhibits and Reports on Form 8-K

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           HOMEOWNERS FINANCIAL CORP.



Dated:  April 28, 1997                /s/ Kenneth Germain
                                         -----------------------------
                                         Kenneth Germain, President
                                         Chief Executive Officer




                                         /s/ Joseph W. Traxler
                                         ---------------------
                                         Joseph W. Traxler, Treasurer,
                                         Chief Financial Officer