Form 10QSB
period 1997-03-31
HOMEOWNERS FINANCIAL CORP
filed 1997-07-25
CIK 932268

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10Q-SB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

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

                                 Yes X      No ______

Indicate the number of shares outstanding of each of issuer's classes of Common Stock, as of the latest practicable date.


          Class                                    Outstanding at March 31, 1997
          -----                                    -----------------------------

  Common Stock, par value                                4,691,589 Shares
     $.01 per share

                       Transitional Small Business Format

                  (check one); YES ______            NO X

                   HOMEOWNERS FINANCIAL CORP.and SUBSIDIARIES

                                      INDEX

Part I. Financial Information

Item 1.    Financial Statements:                                       P. 3
           Condensed Consolidated Statements                           P. 4
           of Financial Condition as of
           March 31, 1997 and September 30, 1996.

           Condensed Consolidated Statements                           P. 5
           of Operations for the six and three months ended March 31, 1997 and March 31, 1996.

           Condensed Consolidated Statement of                         P. 6
           Stockholders' Equity for the six months
           ended March 31, 1997.

           Condensed Consolidated Statements of                        P. 7-8
           Cash Flows for the six months ended
           March 31, 1997 and December 31, 1996.

           Notes to Condensed Consolidated Financial Statements.       P. 9-10

Item 2.    Management's Discussion and Analysis of Financial           P. 11-15
           Condition and Results of Operations

Part II. Other Information

Item 1.    Legal Proceedings                                           P. 16

Item 2.    Change in Securities                                        P. 16

Item 3.    Defaults Upon Senior Securities                             P. 16

Item 4.    Submission of Matters to a Vote of Security Holders         P. 16

Item 5.    Other Information                                           P. 16

Item 6.    Exhibits and Reports on Form 8-K                            P. 16

Signatures                                                             P. 17

Financial Data Schedule                                                P. 18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The accompanying financial statements are unaudited for the interim periods, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results for the six months and three months ended March 31, 1997 .

     Moreover, these financial statements do not purport to contain complete disclosure in conformity with generally accepted accounting principles and should be read in conjuction with the Company's audited financial statements at, and for the fiscal year ended September 30, 1996.

     The results reflected for the six months and three months ended March 31, 1997 are not necessarily indicative of the results for the entire fiscal year.

                                     PART 1
                              FINANCIAL INFORMATION

                          Item 1. Financial Statements

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              March             September
                                                                31,                30,
                                                               1997               1996
                                                               ----               ----
                                                            (unaudited)
ASSETS

Cash and cash equivalents                              $        96                 $        203
Cash - restricted                                              259                          259
Mortgage loans held for sale                                 4,178                        2,986
Mortgage loans held for sale-related party                       -                          157
Purchased mortgage servicing rights-net                      4,615                        5,173
Accrued income and servicing receivables                       502                          557
Property, premises and equipment-net                           111                           94
Deferred stock issuance costs                                    -                          926
Other assets                                                   974                          609
                                                       -----------                 ------------
                                                       $    10,735                 $     10,964
                                                       ===========                 ============

LIABILITIES AND STOCK HOLDERS' EQUITY

Liabilities
Accounts payable and other liabilities                 $     1,076                 $      1,089
Repurchase agreements                                        1,401                        1,513
Notes payable                                                5,554                        6,384
Notes payable to related parties                                13                           18
                                                        ----------                 ------------
                                                             8,044                        9,004
                                                        ----------                 ------------

Stockholders' equity
Preferred stock, $.10 par value 1,000,000 shares authorized,
Series A, 1,750 shares issued and outstanding,                   *                            *
Series B, 503 shares issued and outstanding,                    **                           **
Series C, 58,608 shares issued and outstanding,                  6                            6
Common stock, $.01 par value, 10,000,000 shares authorized,
4,691,589 and 4,133,313 shares issued and outstanding,          47                           41
Additional paid-in capital                                   4,575                        3,210
Accumulated deficit                                         (1,937)                      (1,297)
                                                        ----------                 ------------
                                                             2,691                        1,960
                                                        ----------                 ------------
                                                       $    10,735                 $     10,964
                                                       ===========                 ============


  * Preferred stock amount prior to rounding to thousands was $175. ** Preferred stock amount prior to rounding to thousands was $50.


See accompanying notes to financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Dollars in Thousands, Except Share and Per Share Amounts)

                                                              Six Months Ended                       Three Months Ended
                                                                 March 31,                               March 31,
                                                                (unaudited)                             (unaudited)
                                                              1997            1996                1997             1996
                                                          -------------    ------------       -------------    -------------

INCOME

Mortgage servicing and subservicing income                    $  1,009        $  1,233              $  488           $  631
Origination income                                                 153             154                  83               83
Interest                                                           118              60                  56               56
Gain on sale of mortgage loans held for sale                        42              17                  11               17
Gain on sale of purchased mortgage servicing rights
                                                                     5              38                   5               38
Other income                                                        15              59                  13               30
                                                          -------------    ------------       -------------    -------------

                                                                 1,342           1,561                 656              855
                                                          -------------    ------------       -------------    -------------

EXPENSES

Compensation and benefits                                          703             707                 364              349
Office occupancy                                                   118              96                  62               49
Office supplies and expenses                                       212             124                 110               66
Professional services                                               65              61                  56               34
Interest                                                           153             100                  56               59
Provision for estimated losses on loans serviced                     -               -                   -                -
Amortization of mortgage loan servicing rights                     450             540                 225              270
Other                                                              281             236                 159              114
                                                          -------------    ------------       -------------    -------------

                                                                 1,982           1,864               1,032              941
                                                                           ------------       -------------    -------------

NET LOSS BEFORE PROVISION FOR
INCOME TAXES                                                      (640)           (303)               (376)             (86)
INCOME TAX (PROVISION) BENEFIT                                       -               -                   -                -
                                                          -------------    ------------       -------------    -------------

NET LOSS                                                          (640)           (303)               (376)             (86)

Less cumulative preferred stock dividends                            -             (96)                   -             (48)
                                                          -------------    ------------       -------------    -------------

Loss attributable to common stock                              $  (640)        $  (399)             $ (376)          $ (134)
                                                          =============    ============       =============    =============

Loss per share                                                 $  (.15)        $  (.10)             $ (.08)          $ (.03)
                                                          -------------    ------------       -------------    -------------

Weighted average shares                                      4,317,305       4,126,299           4,503,397        4,125,299
                                                          -------------    ------------       -------------    -------------

See accompanying notes to financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    (in thousands, except shares outstanding)
                                   (unaudited)


                                        Shares Outstanding                                    Par Value
                                   Preferred A  Preferred B  Preferred C  Common    Preferred A  Preferred B  Preferred C Common
                                   -----------  -----------  -----------  ------    -----------  -----------  ----------- ------

Balance at September 30, 1996       1,750          503       58,608     4,131,213    $   *      $   **         $   6     $  41
         Issued for services          -             -          -            2,100      -           -             -         -
         Issued for cash              -             -          -          558,276      -           -             -           6
         Net loss                     -             -          -            -          -           -             -         -
                                    -----          ---       ------     ---------    -----       -----         -----     -----
Balance at March 31, 1997           1,750          503       58,608     4,691,589    $   *      $   **         $   6     $  47
                                    -----          ---       ------     ---------    -----       -----         -----     -----


         Additional
         Paid-in     Accumulated
         Capital       Deficit         Total
         -------       -------         -----

       $   3,210     $  (1,297)     $   1,960
             -             -             -
           1,365           -            1,371
             -            (640)         (640)
        ---------     ---------     ---------
       $   4,575     $  (1,937)     $   2,691
        ---------     ---------     ---------

*Preferred "A" stock amount prior to rounding to thousands was $175. **Preferred "B" stock amount prior to rounding to thousands was $50.

See accompanying notes to financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)



                                                                      Six Months
                                                                         Ended
                                                                        March 31,
                                                                1997                 1996
                                                          --------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $    (640)          $    (303)
Adjustments to reconcile net loss to net
cash provided by operating activities:

Depreciation and amortization                                       474                 564
Common stock issued for services                                     10                   -
Gain on sale of mortgage loans held for
sale                                                                (41)                  -
Purchases of mortgage loans held for sale                       (14,227)             (4,465)
Proceeds from sale of mortgage loans held
for sale                                                         15,364               1,711
Recoveries (losses) on mortgage loans
serviced and held for sale                                            2                   -
Change in assets- (increase) decrease
   Accrued income and servicing receivable                           55                (718)
   Other assets                                                    (365)                216
Deferred stock issuance costs                                    (1,103)                  -
Change in liabilities-increase (decrease)
   Accounts payable and other liabilities                           (13)                 61

                                                              ------------------------------

Net cash (used in)
operating activities                                               (484)             (2,934)
                                                                  ------             -------


See accompanying notes to financial statements.

                   HOMEOWNERS FINANCIAL CORP. AND SUBSIDIARIES

                             (Dollars in Thousands)


                                                                          Six Months
                                                                            Ended
                                                                           March 31,
                                                                    1997                1996
                                                                    ----                ----
CASH FLOWS FROM INVESTING ACTIVITIES
Receipts from other loans                                               -                      137
Purchases of  mortgage servicing
rights                                                              (102)                        -
Purchases of property, premises and equipment                        (17)                        -
                                                               ----------              -----------
           Net cash (used in ) provided by
             investing activities                                   (119)                      137
                                                                    -----                      ---

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of repurchase agreements                                 (742)                        -
Proceeds from borrowings                                           21,554                    4,456
Repayments of borrowings                                          (21,953)                  (2,104)
Payment of dividends                                                    -                      (96)
Net proceeds from sale of stock                                     1,637                      503

                                                               -----------            ------------
      Net cash provided by financing
       activities                                                     496                    2,759
                                                               -----------            ------------
Net (decrease) in cash and cash
equivalents                                                          (107)                     (38)

Cash and cash equivalents at beginning of period
                                                                      203                       44
                                                               -----------             ------------

Cash and cash equivalents at end of period                        $    96                  $     6
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

Note 2. BASIS OF PRESENTATION

     The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the instructions for Form 10Q-SB and Regulation SB and in the opinion of management of the Company include all information and footnotes necessary for a fair presentation of financial position, results of operations, stockholders' equity and cash flows in conformity with generally accepted accounting principles. The information furnished, in the opinion of management, reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Condensed Consolidated Statements of Financial Condition at March 31, 1997 and September 30, 1996, Condensed Consolidated Statements of Operations for the six months ended March 31, 1997 and March 31, 1996, Condensed Consolidated Statement of Stockholders' Equity for six months ended March 31, 1997 and Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 1997 and March 31, 1996. The results of operations of interim periods are not necessarily indicative of results which may be expected for any other interim period or for the year as whole.

Note 3. NOTES RECEIVABLE

     In January, 1997 the Company loaned $165,000 to a related party. This is an unsecured Note bearing 8% percent interest payable quarterly. On September 30, 1997 the Note is due in full.

Note 4.  NOTES PAYABLE

     The Company was not in compliance with certain provisions of the term note and the amended credit facility as of September 30, 1996 through March 31, 1997. On January 23, 1997 the Company, as result of closing on the sale of its public offering of common stock and warrants, was in compliance with all provisions of the term note and amended credit facility except for one provision for which compliance has not been waived. (See Note 5)

Note 5.  COMMITMENTS AND CONTINGENCIES

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


Note 6.  NOTES PAYABLE


     On December 27, 1996, the $695,000 note payable matured and was not paid. No extension of the due date was requested. The note payable and accrued interest was paid in full on January 24, 1997 with proceeds from the sale of the Company's common stock and warrants offering and operating capital.


Note 7. REPURCHASE AGREEMENT


     In January 1997, the Company repurchased and sold approximately $742,000 of the repurchase agreement mortgage loans and remitted the repurchase price plus accrued interest to the lender.

     In February 1997, the lender extended the maturity date of the repurchase agreement until April 30, 1997. All other terms and conditions remained the same.


Note 8. INITIAL PUBLIC OFFERING


     On January 23, 1997, the Company closed its initial public offering, selling an aggregate of 558,276 shares of Common Stock and 1,263,601 Class A Common Stock purchase warrants. The Company received approximately $2,981,000 in proceeds from the offering. Shortly after the closing of the offering, Toluca Pacific Corporation, the underwriter of the offering, ceased operations. This resulted in a delay in the delivery of security certificates to purchasers. It also means that Toluca Pacific Securities Corporation will not be a market maker in the Company's Securities. The Company is attempting to complete the listing process with NASDAQ to have the Company's Common Stock and Class A Warrants listed on the NASDAQ SmallCap Market; however, as a result of the foregoing events and the current bid price of the Company's Common Stock, no assurance can be given as to if or when NASDAQ listing will be achieved.

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

     Low interest rates generally have the effect of increasing prepayments in the Company's servicing portfolio because they tend to stimulate both a higher level of home purchases and the refinancing of existing mortgage debt. If origination and acquisition activity cannot replace prepayments, transfers and sales, future loan servicing revenues will decline. Higher levels of loan prepayments also increase the Company's amortization of purchased mortgage servicing rights to reflect a shorter expected life of loans serviced. The
Company's servicing portfolio carries a weighted average interest rate of approximately 7.79% resulting in stable and expected prepayment levels for the Company.

     Higher interest rates historically slow prepayments in the Company's servicing portfolio because they tend to reduce the volume of home purchases and the refinancing of existing mortgage debt. While interest rates are not high by historical standards, management believes that the current level of interest rates, approximately 7.5%, are at a level where prepayment levels will not be affected.

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

Accounting for Mortgage Banking Activities. In May, 1995, FASB issued SFAS No. 122 "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65, issued for fiscal years beginning after December 15, 1995. The Company has adopted SFAS No. 122 for the year ending September 30, 1996. Under SFAS No. 122, when an enterprise purchases or originates mortgage loans, and the enterprise sells or securitizes the loans and retains the servicing rights ("MSR"), the enterprise should allocate the cost of the mortgage loans to the MSRs and the loans based upon their relative fair values. SFAS No. 122 also requires establishment of a valuation allowance for the excess of the carrying amount of capitalized MSRs over estimated fair value. Since the beginning of the fiscal year ended September 30, 1996, on a periodic basis for purposes of measuring impairment, MSRs are disaggregated and stratified on predominant risk characteristics, primarily loan type, interest rate and investor type. The Company has not experienced any material effect resulting from the adoption of SFAS No. 122 on the Company's financial condition or statement of operations for the six month and three month periods ended March 31, 1997. However, as the Company increases its origination volume in the future, management anticipates that a larger volume of the mortgage loan servicing rights will be retained. At such time, the adoption of SFAS No. 122 may have an impact on the Company's financial condition and statement of operations. As these effects are directly related to future interest rates and future expenses, as well as management's internal decisions regarding retention of such loan servicing rights, it is currently impossible to quantify the impact of such events.

Results of Operations

     The Company is a diversified residential mortgage banker which services, originates and, in most cases, sells mortgage loans secured by one-to-four family residences. The Company provides a range of mortgage loan products including, but not limited to fixed rate and adjustable rate loans with a variety of terms.


Six Months and Three Months Ended March 31, 1997
Compared with Six and Three Months Ended March 31, 1996

Overview. The Company's net losses for the six and three months ended March 31, 1997 and March 31, 1996 were $640,000 and $376,000, respectively, as compared to a net losses of $303,000 and $86,000, respectively, for the six and three months ended March 31, 1996, before preferred dividend payments of $96,000 and $48,000, respectively, during the six months and three months ended March 31, 1996. The increase in net losses in the amounts of $337,000 and $290,000 for the six and three months ended March 31, 1997 compared to the six and three months ended March 31, 1996 resulted primarily from reductions in loan servicing and subservicing income and increased office expenses.

Loan Servicing. Mortgage loan servicing revenue decreased from $1.2 million and $631,000 to $1.0 million and $488,000 for the six and three months ended March 31, 1997 compared to the six and three months ended March 31, 1996. The reductions in loan servicing income were primarily the result of a reduction in the volume of loans serviced to $535.0 million as of March 31, 1997 from $648.5 million as of March 31, 1996.

Loan Origination. Loan origination revenue, which includes the fees associated with the origination process and the net gains on the sale of loans, was $153,000 and $83,000 for the six and three months ended March 31, 1997 compared to $154,000 and $83,000 for the six and three months ended March 31, 1996.

Net Interest. The Company's net interest cost for the six and three months ended March 31, 1997 was $35,000 and $0, respectively, compared with a net interest cost of $40,000 and $3,000 for the six and three months ended March 31, 1996.



                                                      Net Interest Cost                   Net Interest Cost
                                                      Six Months Ended                    Three Months Ended
                                                          March 31,                            March 31,
                                                     1997          1996                   1997          1996
                                                     ----          ----                   ----          ----
                                                          ($000)                                  ($000)
Net interest cost:
    Interest income.................................. $  118        $   60                $   56        $   56
    Interest expense on warehouse and other
     debt.............................................$  153        $  100                $   56        $   59
                                                      ------        ------                ------        ------
    Net interest cost.................................$  (35)       $  (40)               $    0        $   (3)
                                                      ======        ======                ======        ======

Other Income. Other income was $15,000 and $13,000 for the six and three months ended March 31, 1997 compared to $59,000 and $30,000 for the six and three months ended March 31, 1996.


Personnel Costs. Personnel costs for the six and three months ended March 31, 1997 were $703,000 and $364,000 compared to $707,000 and $349,000 for the six and three months ended March 31, 1996.


Occupancy, Office and Professional Expenses. Occupancy, office and professional expenses were $395,000 and $228,000 for the six and three months ended March 31, 1997 compared to $281,000 and $149,000 for the six and three months ended March 31, 1996. The increases of $114,000 and $79,000, respectively, were primarily attributable to increased office expenses.

Provisions for Loan Losses. There were no additional provisions for loan losses for either the six and three month periods ended March 31, 1997 or the six and three month periods ended March 31, 1996. The provision is determined by analysis of such factors as the prevailing level of loan delinquencies, anticipated reinstatement rates from the various stages of delinquency, and loss experience on similar loans serviced. The Company acts as the agent for the Mortgage Investor in filing the foreclosure action, and is indemnified for all costs, losses and claims resulting from the foreclosure process. Management believes that the reserve of approximately $183,000 remaining on the Company's books is sufficient to cover the limited amount of recourse exposure in the loan servicing portfolio.

Amortization of Mortgage Loan Servicing Rights. Amortization of mortgage loan servicing rights was $450,000 and $225,000 for the six and three months ended March 31, 1997 compared to $540,000 and $270,000 for the six and three months ended March 31, 1996. The decreases of $90,000 and $45,000, resulted from decreased prepayments in the Company's loan servicing portfolio.

Other Expenses. Other expenses for the six and three months ended March 31, 1997 were $281,000 and $159,000 compared to $236,000 and $114,000 for the six and three months ended March 31, 1996.

Income Taxes. There was no income tax expense or benefit for the six and three months ended March 31, 1997 or the six and three months ended March 31, 1996 because of the Company's net operating losses during these periods.


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

     During the six and three months ended March 31,1997 and six and three months ended March 31, 1996, the Company had a net decrease in cash and cash equivalents of $107,000 and $38,000, respectively. Net cash used in operating activities of $484,000 for the six months ended March 31, 1997 and net cash used in operating activities of $2.9 million for the six months ended March 31, 1996, reflect net losses of $640,000 and $303,000, respectively, plus adjustments to the net losses of $156,000 and $2.6 million, respectively, which consisted of non-cash amortization of mortgage loan servicing rights, an increase in other assets and the purchase and sale of mortgage loans held for sale and the proceeds from such sales. Net cash used in investing activities was $119,000 for the six months ended March 31, 1997 and net cash provided by investing activities was $137,000 for the six months ended March 31, 1996. Net cash provided by financing activities was $496,000 for the six months ended March 31, 1997 and net cash provided by financing activities was $2.8 million for the six months ended March 31, 1996.

     On August 30, 1995, the Company entered into a credit agreement with First Bank, pursuant to which First Bank committed to loan the Company up to $4.0 million ("First Term Loan") and provide a warehousing facility to the Company of up to $5.0 million ("First Warehousing Facility").

     As of March 31, 1997, the Company's outstanding principal balance under the First Term Loan is $2.8 million. The Company used the proceeds from this loan to pay the balance of the purchase price for DMC, including mortgage servicing rights and related assets, and, to repay debt. Principal under the First Term Loan accrues interest at the fixed rate of 2.75%. Interest is payable monthly and five percent of the principal balance is payable quarterly. All remaining principal and accrued interest is payable on or before August 30, 2000 or sooner in the event of a default. Events of default include failure to make required payments, breaches of the terms, representations or warranties under the First Credit Agreement and related documents, insolvency and material judgments. The Company must also maintain the following minimum financial criteria (as defined in the First Credit Agreement as amended): "Adjusted Tangible Net Worth" ("ATNW") must be at least $2.7 million; the "Adjusted Leverage Ratio" ("ALR") must be no greater than 4.0-to-1.0; the "Debt Service Coverage Ratio" ("DSCR") must be at least 1.2-to-1.0; the aggregate principal balance of mortgage loans serviced must be at least $500 million; and the report of the independent auditor in the Company's audited consolidated financial statements cannot contain a "going concern" explanatory paragraph.

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

                 September 30,    October 31,       November 30,    December 31,
                    1996             1996              1996             1996
                    ----             ----              ----             ----

ATNW             $1.5 million     $1.5 million      $1.5 million    $1.1 million
ALR              5.81 to 1.0      5.84 to 1.0       5.04 to 1.0      8.64 to 1.0
DSCR             .51 to 1.0       NA                NA               .32 to 1.0

As a result of the receipt of funds from the Company's closing on the sale of its IPO which closed on January 23, 1997, the Company's ATNW was $3.5 million and the Company's ALR was 2.59 to 1.0. First Bank has not waived compliance with the DSCR financial requirement.

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


     The Company filed a registration statement with the Securities and Exchange Commission to register shares of its common stock and common stock purchase warrants for sale to the public. The registration statement was declared effective as of November 12, 1996.The Company raised approximately $2.98 million in proceeds from the IPO which closed on January 23, 1997.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        The Company was not in compliance with a provision of its credit agreement as of March 31, 1997, and as of the date of this filing.

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

                           HOMEOWNERS FINANCIAL CORP.



Dated:  July 22, 1997                                 /s/ Kenneth Germain
                                                      ..........................
                                                      Kenneth Germain, President
                                                      Chief Executive Officer